Form 10KSB
period 2005-12-31
Microsmart Devices, Inc.
filed 2006-04-17
CIK 1339225

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2005
                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  000-51658
                                      ---------

                           MICROSMART DEVICES, INC.
                           ------------------------
               (Name of Small Business Issuer in its Charter)

            NEVADA                                      87-0624567
            ------                                      ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          3046 E. Brighton Place
                        Salt Lake City, Utah 84121
                        --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 556-5228

                                Not Applicable
                                --------------
          (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.001 par value

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1) Yes X  (2) Yes X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes X

     State Issuer's revenues for its most recent calendar year: December 31, 2005 - $0.

     State the aggregate market value of the voting and non-voting common stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. April 17, 2006 - $220.08. There are approximately 220,087 voting stock of the Issuer held by non-affiliates. Because there is no public market for the Issuer's shares, these shares have been arbitrarily valued at par value of $0.001 per share.

                  Issuers Involved in Bankruptcy Proceedings
                          During the past Five Years

     None; not applicable.

                   Applicable Only to Corporate Registrants

     State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date: April 12, 2006 - Common stock - 414,396 shares.

                     Documents Incorporated by Reference

     See Part III, Item 13.

     Transitional Small Business Issuer Format: No  X


                                 PART I

Item 1. Description of Business.

                           Business Development

                               Organization

MicroSmart Devices, Inc. ("MicroSmart," our "Company," "we," "us," and "our" or words of similar import) was organized pursuant to the laws of the State of Nevada on August 18, 1998, under the name "Design by Robin, Inc.," with an authorized capital of $50,000 divided into 50,000,000 shares of common stock, par value of $0.001 per share. We were formed for the primary purpose of engaging in any lawful business, and to design, manufacture and market items of women's and girl's apparel.

On or about June 10, 1998, we publicly offered a minimum of 200,000 and a maximum of 500,000 of our shares of common stock at $0.10 per share pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission. We closed the offering on or about June 3, 1999, selling all 200,000 shares for gross proceeds of $20,000. These proceeds were used to design and manufacture clothing. These operations were unsuccessful and were abandoned in 2000.

Effective May 14, 2001, we changed our name to "Neosphere Technologies, Inc."

On May 24, 2001, we adopted a Plan and Agreement of Reorganization (the "Reorganization Agreement") with Globalnet Technologies, Inc., a Delaware corporation ("Globalnet"), whereby we were to acquire all of the issued and outstanding shares of Globalnet. This Reorganization Agreement was rescinded on or about March 30, 2002. 28,572 shares or approximately 6.9% of our currently outstanding shares of common stock that are reflected as being owned by Suburban Capital, c/o Frank Custable, in Part III, Item 11, under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," below, have been agreed to be cancelled as a result of the rescission of this Reorganization Agreement; however, we have been awaiting receipt or replacement of the stock certificate representing these shares, which has apparently been lost or misplaced; now, we do not have a current address or contact for this stockholder. We do not believe that there is any disagreement on these issues by the parties, and we anticipate resolving this share cancellation in the near future. Presently, we have placed stock transfer instructions at our transfer agent respecting this stock certificate; we have included the shares represented thereby in our outstanding voting securities; and we have provided columnar information under
Part III, Item 11, which assumes both their issuance and cancellation.

Effective July 5, 2004, we changed our name to "MicroSmart Devices, Inc.," and we effected a reverse spilt of our outstanding shares of common stock on a basis of one share for 35, while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts. All computations herein take into account this reverse split.

On November 8, 2005, we filed Amended and Restated Articles of Incorporation with the State of Nevada that increased our authorized capital to $110,000 divided into 110,000,000 shares, of which 100,000,000 were shares of $0.001 par value common stock, and of which 10,000,000 were shares of $0.001 par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by our Board of Directors in accordance with the provisions of the General Corporation Law of the State of Nevada (the "NRS"); we also eliminated personal liability of our directors and executive officers to the fullest extent permitted by the NRS; we allowed directors to effect forward and reverse splits of our common stock without stockholder approval on a pro rata basis so long as any such recapitalization did not require an amendment to our Articles of Incorporation; we opted out of the provisions of NRS 78.378 through 78.3793, inclusive, "Acquisition of Controlling Interest," that we believed may have limited our ability to issue shares of our common or preferred stock because issuances of securities representing more than 20% of the voting power of our outstanding voting securities could, in certain circumstances, be denied voting rights under these provisions; we opted out of the provisions of NRS 78.411 through 78.444, inclusive, "Combinations with Interested Stockholders," for similar reasons, with respect to related party ("affiliate") transactions; and we granted our Board of Directors the authority to change our corporate name to reflect any industry or business in which we engage or that will promote or conform to any principal product, technology or other asset of ours.

These amendments were made in reliance on our legal counsel's advice that they would help us conduct our planned business operations in a more efficient and cost saving manner. The amendments relating to indemnification are customary and merely recited what we can do under the NRS in this respect.
The increase in capitalization and the addition of a class of preferred stock was thought necessary to ensure that we had the flexibility to issue shares of various classes, and that we would have a sufficient number of authorized shares for most any prospect. The right of our Board of Directors to make capitalization changes will allow us more flexibility in structuring acquisitions, reorganizations and mergers in a fast, efficient and less costly manner, while the right of our Board of Directors to change our name will simplify the current process of holding a meeting of stockholders and the providing of a proxy or information statement to stockholders, which will also be less costly and time consuming; however, these provisions will limit the required disclosure that would normally be attendant to a vote of security holders on these issues. We have no business or assets, and since any stock issuance for any reasonable consideration or in connection with any potential reorganization, merger or acquisition of assets that we may complete could come within the voting limitations of the applicable sections of the NRS entitled "Acquisition of Controlling Interest" or "Combinations with Interested Stockholders," we believed that these provisions would not be conducive to our planned business operations of seeking to acquire businesses, companies or assets that would be beneficial to us. Further, the sections of the NRS governing "Acquisition of Controlling Interest" apply only to Nevada corporations with more than 200 stockholders of which 100 are Nevada residents. We have approximately 30 stockholders of record and only three of which are Nevada residents; and though there are 30,333 shares held in Cede & Co., we do not believe that the provisions of these sections were applicable to us prior to opting out of these provisions. The sections of the NRS governing "Combinations with Interested Stockholders" cover Nevada corporations that have more than 200 stockholders.

On November 29, 2005, we adopted new Bylaws by resolution of our sole director that cover the types of matters customarily allowed to be included in Bylaws under the NRS. The new Bylaws did not change our annual meeting date or our fiscal year.

Copies of our Articles of Incorporation, as amended, and our current By-Laws, were filed as Exhibits to our initially filed 10-SB Registration Statement, and are incorporated herein by reference. See Part III, Item 13.

We voluntarily filed our 10-SB Registration Statement so that we can become a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); that will allow us to seek to have our common stock publicly quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") or some other nationally recognized medium. We cannot ensure that we will be successful in obtaining quotations of our common stock on the OTC Bulletin Board or any other nationally recognized medium.
Our management believes that being a reporting issuer will facilitate this process for us. Presently, the NASD requires companies seeking quotations on the OTC Bulletin Board to be reporting issuers, and management also believes that in the present corporate regulatory climate, being a reporting issuer will soon become a requirement for every nationally recognized medium on which securities of companies are publicly traded. The information required to be filed by us with the Securities and Exchange Commission as a reporting issuer may also provide us with some credibility when seeking to acquire businesses or other acquisition opportunities in the future. There is currently no public market for our shares of common stock.

                                 Business

We were originally organized for the primary purpose of engaging in any lawful business; and we currently have no business operations.

Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and
(iii) to commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check," or "shell company," as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse" reorganizations in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited. See the heading "Business Experience," Part III,
Item 9.

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders," or our "affiliates," could be required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain "Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.
Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter. All of our shares of common stock that are owned by our current sole director and executive officer, Mark Meriwether, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Mr. Meriwether has voluntarily executed on the advice of our legal counsel. See Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and the Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, see Part III, Item 13.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

                               Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.

We have no assets and have had no profitable operations since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

The limited business operations of ours, as now contemplated, involve those of a blank check or shell company. The only activities to be conducted by our Company are to manage our current limited assets and corporate standing and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the "Securities Act"), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2005, and 2004, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Losses Associated With Startup.

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

     Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. Mark Meriwether's shares common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; he is our sole director and executive officer.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

     * Finder's and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New
York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.

Although we intend to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares; there have been no discussions with any broker dealer or any other person in this regard; no market maker has been identified; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.

The shares of Mr. Meriwether's are subject to resale under a Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, which is incorporated herein by reference, see Part III, Item 13. Also, Mr. Meriwether will not be able to sell his shares under Rule 144 or
Section 4(1) of the Securities Act, both of which exempt routine trading transactions from the registration requirements of the Securities Act.

Risks of "Penny Stock."

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

           Principal Products or Services and Their Markets

None; not applicable.

           Distribution Methods of the Products or Services

None; not applicable.

        Status of any Publicly Announced New Product or Service

None; not applicable.

                 Competitive Business Conditions

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

  Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

              Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
                         Labor Contracts

None; not applicable.

    Need for any Governmental Approval of Principal Products or Services

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above and under the heading below. However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

                     Research and Development

None; not applicable.

      Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

                       Number of Employees

None.

Item 2. Description of Property.

We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of Mark L. Meriwether, who is a shareholder, our President, Secretary, Treasurer and a director, and are provided at no cost.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to our Company or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders during the year ended December 31, 2005.

                              PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

Market Information.
-------------------

There has never been any "established trading market" for our shares of common stock. We intend to submit for quotations of our common stock on the OTC Bulletin Board of the NASD. No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of restricted securities (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares that come within the interpretations of the Wulff Letter or otherwise. See the heading "Recent Sales of Unregistered Securities," below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing and effectiveness of our Registration Statement, the passage of 90 days from the effective date and the continued timely filing by us of all reports required to be filed by us with the Securities and Exchange Commission); limitations on the volume of restricted securities which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The shares of Mr. Meriwether's are subject to a Registration Agreement which was filed as Exhibit 99 to our 10-SB Registration Statement, see Part III,
Item 13. In accordance with this Registration Agreement, Mr. Meriwether will not be able to sell his holdings pursuant to Rule 144 or Section 4(1) of the Securities Act in "routine trading transactions," because his public sales, if any, must be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. Any person who acquires any of these securities in a private transaction will be subject to the same resale requirements.

                                  Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 32.

                                 Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

     Resales of Restricted Securities, Use of Proceeds of Registered
                            Securities

                              Common Stock

                                       Date        Number of    Aggregate
     Name                            Acquired       Shares    Consideration
     ----                            --------       ------    -------------
Mark L. Meriwether (1)               6/4/04        285,806      $2,500

504 Offering (2)                     6/1999         28,576     $20,000

Organizers (1)                       8/18/98        71,438     Inventory

(1) We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

(2) These securities were sold in reliance on Rule 504 of Regulation D of the Securities and Exchange Commission, with our Company having had a business plan and a specific industry in which we intended to and did conduct business operations.

            Restrictions on Sales of Certain "Restricted Securities"

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All restricted securities of the Company have been held for in excess of one year, except those owned by Mark Meriwether.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the "Wulff Letter." The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name "NASD Regulation, Inc."

The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is "a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person."

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the
Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity. We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in
Section 4(1), which is a statutory exemption for "routine trading transactions; however, Mr. Meriwether has agreed not to publicly resell his securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. Mr. Meriwether has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his securities. A copy of the Registration Agreement signed by Mr. Meriwether with us was filed as an Exhibit to our Registration Statement on Form 10-SB and is incorporated herein by reference. See Part III, Item 13.

These restrictions will also apply to transferees of Mr. Meriwether's securities or any securities of persons who may be deemed to be our promoters or "affiliates," too. We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

            Use of Proceeds of Registered Securities.


There were no proceeds received during the calendar year ended December 31, 2005, for the sale of registered securities.

 Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Securities Authorized for Issuance under Equity Compensation Plans.

We have no equity compensation plans as of the date of this Annual Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

                         Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                             Plan of Operation

Our plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to us. There is no agreement that management will advance these funds. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business is commenced or an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost between $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

                           Results of Operations

We had no revenues for the years ended December 31, 2005, and 2004; and incurred net losses of ($21,305) and ($9,137), respectively, during these periods, primarily as a result of legal and accounting expenses.

We have generated no profit since inception. We had a net loss of ($21,305) for the year ended December 31, 2005, and ($9,137) for the year ended December 31, 2004. Cumulative losses total ($61,689) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

                                 Liquidity

At December 31, 2005, we had no cash resources. During fiscal 2004, contributions were made by a principal stockholder in the amount of $1,175; the aggregate amount of $4,396 through December 31, 2005.

Also during fiscal 2004, we issued 285,806 shares of common stock for cash in the amount of $2,500.

Item 7.  Financial Statements.
------------------------------


                     MICROSMART DEVICES, INC.

                       FINANCIAL STATEMENTS

                        December 31, 2005

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                    MICROSMART DEVICES, INC.

                       Table of Contents


                                                                     Page
Report of Independent Registered Public Accounting Firm               1

Balance Sheet   December 31, 2005                                     2

Statements of Operations for the years ended December 31, 2005,
and 2004 and from inception [8/18/98] through December 31, 2005       3

Statements of Stockholders' Deficit for the years ended December
31, 2005, and 2004 and from inception [8/18/98] through December
31, 2005                                                              4

Statements of Cash Flows for the years ended December 31, 2005,
and 2004 and from inception [8/18/98] through December 31, 2005       5

Notes to Financial Statements                                       6-9

     Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Microsmart Devices, Inc.

We have audited the accompanying balance sheet of Microsmart Devices, Inc. as of December 31, 2005, and the related statements of stockholders' deficit, operations, and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Microsmart Devices, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since reactivation. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


April 15, 2006
Salt Lake City, Utah

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                          BALANCE SHEET
                     As of December 31, 2005


                              Assets
Current Assets
     Cash and cash equivalents - Note A                       $           -
                                                              -------------
Total Current Assets                                                      -
                                                              -------------
Total Assets                                                  $           -
                                                              =============

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
   Accounts Payable                                           $      26,036
   Accounts Payable - Related Party - Note F                            731
                                                              -------------
Total Current Liabilities                                     $      26,767

Long-term Liabilities
   Long-term Liabilities                                                  -

                                                              -------------
Total Long-Term Liabilities                                               -
                                                              -------------
Total Liabilities                                                    26,767

Stockholders' Deficit

   Preferred Stock - 10,000,000 shares authorized having a
     par value of $0.001 per share; 0 shares issued and
     outstanding                                                          0
   Common stock - 100,000,000 shares authorized having a
     par value of $0.001 per share; 414,396 shares issued
     and outstanding - Note B                                           414
   Additional paid-in capital                                        34,508
   Deficit accumulated during the development stage                 (61,689)
                                                              -------------
Total Stockholders' Deficit                                         (26,767)
                                                              -------------
Total Liabilities and Stockholders' Deficit                   $           -
                                                              =============

          See Accompanying Notes to Financial Statements

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                     STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004, and from inception [8/18/98]
                    through December 31, 2005

                               Year ended     Year ended         From
                               December 31,   December 31, Inception [8/18/98]
                                  2005           2004       through 12/31/05

Revenues                       $         -    $         -     $     6,891

Cost of Sales                            -              -           4,984
                               -----------    -----------     -----------
Gross Profit                             -              -           1,907

General and Administrative
  expenses                          21,305          9,137          63,596
                               -----------    -----------     -----------
Total General and Administrative
  Expenses                          21,305          9,137          63,596
                               -----------    -----------     -----------
Net Loss Before Taxes              (21,305)        (9,137)        (61,689)

Provision for Income Taxes               0              0               0
                               -----------    -----------     -----------
Net Loss                       $   (21,305)   $    (9,137)    $   (61,689)
                               ===========    ===========     ===========
Basic loss per share           $     (0.05)   $     (0.03)    $     (0.39)
                               ===========    ===========     ===========
Weighted average number of
common shares outstanding          414,396        271,000         157,754
                               ===========    ===========     ===========

         See Accompanying Notes to Financial Statements.

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
               STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004 and from inception [8/18/98]
                    through December 31, 2005
                                                       Deficit
                                                     Accumulated    Total
                                          Additional    During   Stockholders
                       Shares   Common      Paid in   Development   Equity/
                       Issued    Stock      Capital      Stage     (Deficit)

Balance
August  18, 1998            -   $     -   $        -  $       -   $         -
Issuance of common
stock for inventory
 - net of costs
August 18, 1998        71,438        71        7,955          -         8,026
Net loss for 1998           -         -            -     (2,200)       (2,200)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
1998                   71,438        71        7,955     (2,200)        5,826
Capital contributions
for expense                 -         -        3,221          -         3,221
Issuance of common
stock for cash -
April 1999             28,576        29       19,971          -        20,000
Net Loss for 1999           -         -            -    (10,475)      (10,475)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
1999                  100,014       100       31,147    (12,675)       18,572
Net Loss for 2000           -         -            -    (18,509)      (18,509)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2000                  100,014       100       31,147    (31,184)           63
Issuance of common
stock for
reorganization - May
2001                   28,576        28          (28)         -             -
Net Loss for 2001           -         -            -        (63)          (63)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2001                  128,590       128       31,119    (31,247)            0
Net Loss for 2002           -         -            -          -             -
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2002                  128,590       128       31,119    (31,247)            0
                     --------   -------   ----------  ---------   -----------
Net loss for 2003           -         -            -          -             -
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2003                  128,590       128       31,119    (31,247)            0
                     --------   -------   ----------  ---------   -----------
Contributions to
capital for expenses        -         -        1,175          -         1,175
Issuance of common
stock for cash -
June 2004             285,806       286        2,214          -         2,500
Net Loss for 2004           -         -            -     (9,137)       (9,137)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2004                  414,396       414       34,508    (40,384)       (5,462)
                     --------   -------   ----------  ---------   -----------
Net Loss for 2005                                       (21,305)      (21,305)
                     --------   -------   ----------  ---------   -----------
Balance, December 31,
2005                  414,396   $   414   $   34,508  $ (61,689)  $   (26,767)
                     ========   =======   ==========  =========   ===========

         See Accompanying Notes to Financial Statements.

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                     STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and from inception [8/18/98]
                    through December 31, 2005


                               Year ended     Year ended         From
                               December 31,   December 31, Inception [8/18/98]
                                  2005           2004       through 12/31/05

Cash Flows From Operating
Activities

   Net loss                    $  (21,305)    $   (9,137)    $   (61,689)

   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Shares issued for expenses           -              -           8,026
   Contributions to Capital
   for Expenses                         -          1,175           4,396
   Increase in current
   liabilities                     21,305          5,462          26,767
                               ----------     ----------     -----------
Net Cash From Operating
Activities                              -         (2,500)        (22,500)

Cash Flows From Investing
Activities
   Purchase of property and
   equipment                            -              -               -
                               ----------     ----------     -----------
Net Cash From Investing
Activities                              -              -               -

Cash Flows from Financing
Activities
   Proceeds from stock issuance         -          2,500          22,500
                               ----------     ----------     -----------
Net Cash from Financing
Activities                              -          2,500          22,500

Net Increase in Cash                    -              -               -

Beginning Cash Balance                  -              -               -
                               ----------     ----------     -----------
Ending Cash Balance                     -              -               -
                               ==========     ==========     ===========

Supplemental Disclosures
   Interest paid               $        -     $        -     $         -
   Income taxes paid           $        -     $        -     $         -

         See Accompanying Notes to Financial Statements.

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company was incorporated under the laws of the State of Nevada on August 18, 1998 with the name "Design By Robin, Inc." with authorized common stock of 50,000,000 shares at $0.001 par value. On July 5, 2004, the name was changed to "MicroSmart Devices, Inc."

The Company was organized to engage in the business of designing, manufacturing and distributing items of women's and girl's apparel. However, during 2000, the Company abandoned its activity and became inactive.

The Company is in the development stage and is developing its planned principal operations.

The financial statements of the Company have been prepared in accordance with
U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

On November 8, 2005, the Articles of Incorporation were amended and restated to authorize 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001.

Statement of Cash Flows

Cash is comprised of cash on hand or on deposit in banks. The Company has $0 as of December 31, 2005.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2005.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note E below).

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. As of the year ended December 31, 2005, there were no potentially dilutive shares.

Revenue Recognition

The Company recognizes revenue when earned, which will be when services are rendered or products are delivered to customers. There has been no revenue since the company abandoned its apparel operations.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B    CAPITAL STOCK

During 1999, the Company completed a private placement offering of 28,576 common shares for $20,000.

During June 2004, the Company issued 285,806 common shares for $2,500, in a private placement, to an officer of the Company.

On July 5, 2004, the Company completed a reverse common stock split of one share for 35 outstanding shares. This report has been prepared showing post split shares from inception.

NOTE C    PLAN AND AGREEMENT OF REORGANIZATION

On May 24, 2001, the Company entered into a plan and agreement of reorganization with Globalnet Technologies, Inc. in which the Company acquired all the outstanding stock of Globalnet, Inc. (subsidiary). On March 30, 2002, the agreement was retroactively rescinded, by mutual agreement between the parties, and the stock of the subsidiary was returned to the previous owners. The stock of the Company issued under the agreement was returned and canceled, except for 28,576 of the shares issued has not been returned for cancellation, which is being held by a trustee, pending settlement of a claim against the previous owner. The shares are shown as outstanding, with no value, on the date of this report.

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005

NOTE D    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations and is seeking qualified merger candidates. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE E    ACCOUNTING FOR INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

      Deferred Tax Asset                              Balance   Tax    Rate
  Federal loss carryforward (expires through 2025)    (61,689)  (9,253) 15.00%
  Valuation allowance                                            9,253
                                                                ------
      Deferred Tax Asset                                        $    -

The valuation allowance has increased $3,195 from $6,058 as of December 31, 2004.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                                Years ended December 31,
                                                   2005          2004
    Federal statutory rate                         15.0%          15.0%
    Effect of:
      State income taxes                            0.0%           0.0%
      Change in valuation allowance, Federal
      and State; and other                        -15.0%         -15.0%
                                                 ------         ------
    Effective tax rate                              0.0%           0.0%
                                                 ======         ======

                     MICROSMART DEVICES, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005


NOTE F    RELATED PARTY PAYABLE

During the year, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased $431 compared to the prior year balance of $300.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

Madsen & Associates, CPA's, Inc. of Salt Lake City, Utah ("Madsen & Associates"), audited our financial statements for the calendar years ended December 31, 2004, and 2003. These financial statements accompanied our 10-SB Registration Statement that was previously filed with the Securities and Exchange Commission and that are incorporated herein by reference.

Prior to our becoming required to file reports under Sections 13 of 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and on or about August 15, 2006, our Board of Directors dismissed Madsen & Associates.

There were no disagreements between us and Madsen & Associates during the two years ended December 31, 2004, and 2003, or through August 15, 2005, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Madsen & Associates, to make reference to the subject matter of the disagreement in connection with its reports.

On or about August 15, 2005, our Board of Directors unanimously resolved to engage Mantyla, McReynolds, LLC, Certified Public Accountants, of Salt
Lake City, Utah, as our auditors to review our quarterly financial statements for the quarter ended September 30, 2005, and audit our financial statements for the years ended December 31, 2005, and 2004.

During our two most recent fiscal years and since then, we have not consulted Mantyla, McReynolds, LLC, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

Item 8(a). Controls and Procedures.
-----------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other Information.
------------------------------

See Part II, Item 8, above.

                              Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2005, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

                                                  Date of Termination
Name                  Held       Designation        or Resignation
----                  ----       -----------        --------------
Mark L. Meriwether    President,      6/04                *
                      Secretary,      6/04                *
                      Treasurer,      6/04                *
                      & Director      6/04                *

     This person presently serves in the capacities indicated.

                            Business Experience

Mark Meriwether. Mr. Meriwether is forty-eight (48) years of age, and for the past eighteen (18) years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor. He is currently the CEO, Secretary and Treasurer and a director of Oak Ridge Micro-Energy, Inc., a Colorado corporation (OTCBB: OKME), that is engaged in the development of thin-film lithium batteries, and has held other executive positions with Oak Ridge since 2001.

                           Significant Employees

We have no employees who are not executive officers.

                           Family Relationships

None.

                 Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

On April 12, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership, disclosing his ownership of 194,309 shares of our common stock.

To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under Section 16(a) of the Exchange Act have been timely filed and no other report are presently required to be filed.

Code of Ethics.
---------------

We have adopted a Code of Ethics, and it filed as Exhibit 14 to this Annual Report. See Part III, Item 13.

Audit Committee.
----------------

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Compensation Committee.
-----------------------

We have not established a Compensation Committee because we believe that our one member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

Nominating and Corporate Governance Committee.
----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because we believe that our one member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark L.    12/31/05     0     0        0         0      0         0       0
Meriwether 12/31/04     0     0        0         0      0         0       0
CEO,       12/31/03     0     0        0         0      0         0       0
S/T and
Director

                       Stock Option and Similar Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2005, or 2004, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

                         Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to directors for committee participation or special assignments.

   Employment Contracts and Termination of Employment and Change-in-Control
                               Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date of this Annual Report, respectively based upon 414,396 and 385,824 shares being outstanding, one column assuming the Suburban Capital shares are outstanding and one assuming that such shares have been canceled:

                             Number of Shares    Percentage  Percent of Class
Name and Address            Beneficially Owned    of Class     W/O Suburban
----------------            ------------------    --------     ------------

Common Stock
------------
Mark L. Meriwether              194,309             46.9%          50.3%
3046 East Brighton Place
Salt Lake City, Utah 84121

John Douglas                     28,525              6.9%           7.4%
3380 Shaby Court
Salt Lake City, Utah 84106

Suburban Capital*                28,572              6.9%          -0-
C/O Frank Custable
(Address Unknown)

George Tsentas                  100,000             24.1%          25.9%
4311 Mission Court
Alexandria, Virginia 22310
                                -------             -----          -----
TOTALS:                         351,406             84.8%          83.6%

     * The Reorganization Agreement under which these shares were issued was rescinded on March 30, 2002. We have been awaiting receipt or replacement of the stock certificate representing these shares, which had apparently been lost or misplaced; now, we do not have a current address or contact for this stockholder. We do not believe that there is any disagreement on these issues by the parties, and we anticipate resolving this share cancellation in the near future. Presently, we have placed stock transfer instructions at our transfer agent respecting this stock certificate. We will take legal action to cancel it if we cannot locate this shareholder.

                     Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Annual Report, respectively based upon 414,396 and 385,824 shares being outstanding, one column assuming the Suburban Capital shares are outstanding and one assuming that such shares have been canceled (see the note in the previous table):

                             Number of Shares    Percentage  Percent of Class
Name and Address            Beneficially Owned    of Class     W/O Suburban
----------------            ------------------    --------     ------------

Common Stock
------------
Mark L. Meriwether              194,309             46.9%          50.3%
3046 East Brighton Place
Salt Lake City, Utah 84121

                              ---------             -----          -----
TOTALS:                         194,309             46.9%          50.3%

                            Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

There were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

None.

Exhibits*
Number
------
          (i)


  3.1            Amended and Restated Articles of Incorporation Filed November
                 8, 2005*

  3.5            By-Laws*

 99              Registration Agreement of Mark L. Meriwether*

 14              Code of Ethics

 31              302 Certification of Mark Meriwether

 32              906 Certification

          (ii)                                 Where Incorporated
                                              In This Annual Report
                                              ---------------------
10-SB Registration Statement filed            Part I, Item 1; Part
December 9, 2005*                             II, Item 5

                3.4 Amended and Restated Articles of Incorporation Filed November 8, 2005*

                3.5  By-Laws*

          * Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

          ** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005, and 2004:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $3,575          $1,110

     Audit-related fees                $  605          $    0

     Tax fees                          $    0          $    0

     All other fees                    $    0          $    0
                                       ------          ------
     Total fees                        $4,180          $1,110

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Microsmart's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICROSMART DEVICES, INC.


Date: 4/17/06                      By /s/ Mark Meriwether
                                   Mark Meriwether
                                   President, Secretary, Treasurer
                                   and Director

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              MICROSMART DEVICES, INC.


Date: 4/17/06                      By /s/ Mark Meriwether
                                   Mark Meriwether
                                   President, Secretary, Treasurer
                                   and Director