Form 10QSB
period 2006-03-31
Microsmart Devices, Inc.
filed 2006-05-11
CIK 1339225

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 000-51658

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

                          3046 E. Brighton Place
                        Salt Lake City, Utah 84121
                        --------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (801) 556-5228

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No                (2) Yes X   No
       ---    ---                    ---    ---

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes X No
                                       ---   ---

            Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 31, 2006 - 414,396

Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     Microsmart Devices, Inc.
                   (Development Stage Company)

                 Condensed Financial Statements
                         March 31, 2006

                     Microsmart Devices, Inc.
                   (Development Stage Company)
                     Condensed Balance Sheet
                            Unaudited

                              Assets
                                                              March 31, 2006
Current Assets
     Cash and cash equivalents                                $           -
                                                              -------------
Total Current Assets                                                      -
                                                              -------------
Total Assets                                                  $           -
                                                              =============

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
   Accounts Payable                                           $      26,528
   Accounts Payable - Related Party - Note F                            731
                                                              -------------
Total Current Liabilities                                     $      27,259

Total Liabilities                                                    27,259

Stockholders' Deficit

   Preferred Stock - 10,000,000 shares authorized having a
     par value of $0.00` per share; 0 shares issued and
     outstanding                                                          0
   Common stock - 100,000,000 shares authorized having a
     par value of $.001 per share; 414,396 shares issued
     and outstanding                                                    414
   Additional paid-in capital                                        34,508
   Deficit accumulated during the development stage                 (62,181)
                                                              -------------
Total Stockholders' Deficit                                         (27,259)
                                                              -------------
Total Liabilities and Stockholders' Deficit                   $           -
                                                              =============

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (Development Stage Company)
                 Condensed Statements of Operations

                          Unaudited

                             For the Three   For the Three         From
                             Months Ended  Months Ended   Inception [8/18/98]
                            March 31, 2006 March 31, 2005   through 3/31/06

Revenues                       $         -    $         -     $     6,891

Cost of Sales                            -              -           4,984
                               -----------    -----------     -----------
Gross Profit                             -              -           1,907

General and Administrative
  expenses                             492          1,815          64,088
                               -----------    -----------     -----------
Total General and Administrative
  Expenses                             492          1,815          64,088
                               -----------    -----------     -----------
Net Loss Before Taxes                 (492)        (1,815)        (62,181)

Provision for Income Taxes               0              0               0
                               -----------    -----------     -----------
Net Loss                       $      (492)   $    (1,815)    $   (62,181)
                               ===========    ===========     ===========
Basic loss per share           $     (0.01)   $     (0.01)    $     (0.34)
                               ===========    ===========     ===========
Weighted average number of
common shares outstanding          414,396        414,396         181,171
                               ===========    ===========     ===========

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (Development Stage Company)
                  Condensed Statements of Cash Flows

                            Unaudited

                             For the Three   For the Three         From
                             Months Ended  Months Ended   Inception [8/18/98]
                            March 31, 2006 March 31, 2005   through 3/31/06

Cash Flows From Operating
Activities

   Net loss                    $     (492)    $   (1,815)    $   (62,181)

   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Shares issued for expenses           -              -           8,026
   Contributions to Capital
   for Expenses                         -              -           4,396
   Increase in current
   liabilities                        492          1,815          27,259
                               ----------     ----------     -----------
Net Cash From Operating
Activities                              -              -         (22,500)

Cash Flows From Investing
Activities
   Purchase of property and
   equipment                            -              -               -
                               ----------     ----------     -----------
Net Cash From Investing
Activities                              -              -               -

Cash Flows from Financing
Activities
   Proceeds from stock issuance         -              -          22,500
                               ----------     ----------     -----------
Net Cash from Financing
Activities                              -              -          22,500

Net Increase in Cash                    -              -               -

Beginning Cash Balance                  -              -               -
                               ----------     ----------     -----------
Ending Cash Balance                     -              -               -
                               ==========     ==========     ===========

Supplemental Disclosures
   Interest paid               $        -     $        -     $         -
   Income taxes paid           $        -     $        -     $         -

                            See accompanying notes

                     Microsmart Devices, Inc.
                   (Development Stage Company)
             Notes to Condensed Financial Statements
                         March 31, 2006

NOTE 1 - PRESENTATION BASIS

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

                         Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (I) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to us. There is no agreement that management will advance these funds. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report, we have not actively begun to seek any such venture.

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost between $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

                           Results of Operations

We had no revenues for the quarters ended March 31, 2006, and 2005; and    we
incurred net losses of ($492) and ($1,815), respectively, during these periods, primarily as a result of legal and accounting expenses.

We have generated no profit since inception. We had a net loss of ($492) for the quarter ended March 31, 2006, and ($1,815) for the quarter ended March 31, 2005. Cumulative losses total ($62,181) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

                                 Liquidity

At March 31, 2006, we had no cash resources. Aggregate contributions were made by a principal stockholder in the amount of $4,396 through March 31, 2006.

Item 3.   Controls and Procedures.

Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits.

          31   302 Certification of Mark L. Meriwether

          32   906 Certification

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICROSMART DEVICES, INC.


Date: 5/10/2006                         By: /s/ Mark L. Meriwether
      ---------                             ------------------------
                                            Mark L. Meriwether, Director,
                                            President and Secretary/Treasurer