Form 10QSB
period 2006-06-30
Microsmart Devices, Inc.
filed 2006-08-21
CIK 1339225

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: June 30, 2006 - 1,243,188 shares of common stock.

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

                     Microsmart Devices, Inc.
                   (A Development Stage Company)

                 Condensed Financial Statements
                          June 30, 2006

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                     Condensed Balance Sheet
                            Unaudited

                              Assets
                                                               June 30, 2006
Current Assets
     Cash and cash equivalents                                $           -
                                                              -------------
Total Current Assets                                                      -
                                                              -------------
Total Assets                                                  $           -
                                                              =============

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
   Accounts Payable                                           $      29,252
   Accounts Payable - Related Party - Note F                            731
                                                              -------------
Total Current Liabilities                                     $      29,983

Total Liabilities                                                    29,983

Stockholders' Deficit

   Preferred Stock - 10,000,000 shares authorized having a
     par value of $0.001 per share; 0 shares issued and
     outstanding                                                          0
   Common stock - 100,000,000 shares authorized having a
     par value of $.001 per share; 1,243,188 shares issued
     and outstanding                                                  1,243
   Additional paid-in capital                                        33,679
   Deficit accumulated during the development stage                 (64,905)
                                                              -------------
Total Stockholders' Deficit                                         (29,983)
                                                              -------------
Total Liabilities and Stockholders' Deficit                   $           -
                                                              =============

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                 Condensed Statements of Operations

                          Unaudited

                            Three Months           Six Months  From Inception
                              Ended                  Ended     [8/18/98]
                             June 30,               June 30,  through June 30,
                          2006       2005        2006     2005        2006

Revenues             $       -  $         - $        - $        - $     6,891
                     ---------  ----------- ---------- ---------- -----------
Cost of Sales                -            -          -          -       4,984
                     ---------  ----------- ---------- ---------- -----------
Gross Profit                 -            -          -          -       1,907

General and
  Administrative
  expenses               3,216        1,815      2,724          -      66,812
                     ---------  ----------- ---------- ---------- -----------
Total General and
  Administrative
  Expenses               3,216        1,815      2,724          -      66,812
                     ---------  ----------- ---------- ---------- -----------
Net Loss Before Taxes   (3,216)      (1,815)    (2,724)         -     (64,905)

Provision for Income
Taxes                        -            -          -          -           -
                     ---------  ----------- ---------- ---------- -----------
Net Loss             $  (3,216) $    (1,815)$   (2,724)$        - $   (64,905)
                     =========  =========== ========== ========== ===========
Basic loss per share $   (0.01) $     (0.01)$    (0.01)$    (0.00)$     (0.11)
                     =========  =========== ========== ========== ===========
Weighted average
number of common
shares outstanding   1,243,188    1,243,188  1,243,188  1,243,188     565,677
                     =========  =========== ========== ========== ===========

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                  Condensed Statements of Cash Flows

                            Unaudited

                             For the Six   For the Six         From
                             Months Ended  Months Ended   Inception [8/18/98]
                             June 30, 2006 June 30, 2005   through 6/30/06

Cash Flows From Operating
Activities

   Net loss                    $   (3,216)    $   (1,815)    $   (64,905)

   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Shares issued for expenses           -              -           8,026
   Contributions to Capital
   for Expenses                         -              -           4,396
   Increase in current
   liabilities                      3,216          1,815          29,983
                               ----------     ----------     -----------
Net Cash From Operating
Activities                              -              -         (22,500)

Cash Flows From Investing
Activities
   Purchase of property and
   equipment                            -              -               -
                               ----------     ----------     -----------
Net Cash From Investing
Activities                              -              -               -

Cash Flows from Financing
Activities
   Proceeds from stock issuance         -              -          22,500
                               ----------     ----------     -----------
Net Cash from Financing
Activities                              -              -          22,500

Net Increase in Cash                    -              -               -

Beginning Cash Balance                  -              -               -
                               ----------     ----------     -----------
Ending Cash Balance                     -              -               -
                               ==========     ==========     ===========

Supplemental Disclosures
   Interest paid               $        -     $        -     $         -
   Income taxes paid           $        -     $        -     $         -

                            See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
             Notes to Condensed Financial Statements
                         March 31, 2006

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

Note 2 - Common Stock Split/Subsequent Event

     The Company effected a three for one forward split by dividend, of its outstanding Common stock as of July 10, 2006, with all fractional shares being rounded up to the nearest whole share, and such dividend to be subject to mandatory exchange of certificates. In accordance with the SEC's SAB Topic 4C, all disclosures of common stock outstanding have been stated in post split shares.

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

                           Results of Operations

We had no revenues for the quarters ended June 30, 2006, and 2005; and we incurred net losses of ($2,724) and ($0), respectively, during these periods, primarily as a result of legal and accounting expenses.

We have generated no profit since inception. We had a net loss of ($2,724) for the quarter ended June 30, 2006, and ($0) for the quarter ended June
30, 2005. We had no revenues for the six months ended June 30, 2006, and 2005; and we incurred net losses of ($3,216) and ($1,815), respectively, during the six months ended. Cumulative losses total ($64,905) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

                                 Liquidity

At June 30, 2006, we had no cash resources. Aggregate contributions were made by a principal stockholder in the amount of $4,396 through June 30, 2006.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Sales of Registered Securities.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

On August 15, 2006, 85,716 shares of our common stock were cancelled to the treasury. These shares were issued in the name of Suburban Capital, c/o Frank Custable, who had previously agreed to cancel these shares. Taking into account that share cancellation, as of the date of this Quarterly Report, there are 1,157,472 outstanding shares of our common stock.

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


Date: 8/21/2006                         By: /s/ Mark L. Meriwether
      ---------                             ------------------------
                                            Mark L. Meriwether, Director,
                                            President and Secretary/Treasurer