Form 10QSB
period 2006-09-30
Microsmart Devices, Inc.
filed 2006-11-17
CIK 1339225

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: September 30, 2006 - 1,157,472 shares of common stock.

Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Issuer required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Issuer.

                     Microsmart Devices, Inc.
                   (A Development Stage Company)

                 Condensed Financial Statements
                      September 30, 2006

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                     Condensed Balance Sheet
                            Unaudited

                              Assets
                                                          September 30, 2006
Current Assets
     Cash and cash equivalents                                $           -
                                                              -------------
Total Current Assets                                                      -
                                                              -------------
Total Assets                                                  $           -
                                                              =============

              Liabilities and Stockholders' Deficit
Liabilities

Current Liabilities
   Accounts Payable                                           $      30,002
   Accounts Payable - Related Party                                     731
                                                              -------------
Total Current Liabilities                                     $      30,733

Total Liabilities                                                    30,733

Stockholders' Deficit

   Preferred Stock - 10,000,000 shares authorized having a
     par value of $0.001 per share; 0 shares issued and
     outstanding                                                          -
   Common stock - 100,000,000 shares authorized having a
     par value of $.001 per share; 1,157,472 shares issued
     and outstanding                                                  1,157
   Additional paid-in capital                                        33,765
   Deficit accumulated during the development stage                 (65,655)
                                                              -------------
Total Stockholders' Deficit                                         (30,733)
                                                              -------------
Total Liabilities and Stockholders' Deficit                   $           -
                                                              =============

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                 Condensed Statements of Operations

                          Unaudited

                            Three Months       Nine Months     From Inception
                              Ended               Ended      [8/18/98] through
                           September 30,       September 30,    September 30,
                          2006       2005      2006     2005        2006

Revenues             $       -  $         - $        - $        - $     6,891
                     ---------  ----------- ---------- ---------- -----------
Cost of Sales                -            -          -          -       4,984
                     ---------  ----------- ---------- ---------- -----------
Gross Profit                 -            -          -          -       1,907

General and
  Administrative
  expenses                 750          431      3,966      2,246      67,562
                     ---------  ----------- ---------- ---------- -----------
Total General and
  Administrative
  Expenses                 750          431      3,966      2,246      67,562
                     ---------  ----------- ---------- ---------- -----------
Net Loss Before Taxes     (750)        (431)    (3,966)    (2,246)    (65,655)

Provision for Income
Taxes                        -            -          -          -           -
                     ---------  ----------- ---------- ---------- -----------
Net Loss             $    (750) $      (431)$   (3,966)$   (2,246)$   (65,655)
                     =========  =========== ========== ========== ===========
Basic loss per share $   (0.01) $     (0.01)$    (0.01)$    (0.01)$     (0.30)
                     =========  =========== ========== ========== ===========
Weighted average
number of common
shares outstanding   1,200,330    1,243,188  1,228,745  1,243,188     218,487
                     =========  =========== ========== ========== ===========

                         See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
                  Condensed Statements of Cash Flows

                            Unaudited

                             For the Nine   For the Nine         From
                             Months Ended  Months Ended   Inception [8/18/98]
                             September 30, September 30,   through 9/30/06
                                 2006          2005
Cash Flows From Operating
Activities

   Net loss                    $   (3,966)    $   (2,246)    $   (65,655)

   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Shares issued for expenses           -              -           8,026
   Contributions to Capital
   for Expenses                         -              -           4,396
   Increase in current
   liabilities                      3,966          2,246          30,733
                               ----------     ----------     -----------
Net Cash From Operating
Activities                              -              -         (22,500)

Cash Flows From Investing
Activities
   Purchase of property and
   equipment                            -              -               -
                               ----------     ----------     -----------
Net Cash From Investing
Activities                              -              -               -

Cash Flows from Financing
Activities
   Proceeds from stock issuance         -              -          22,500
                               ----------     ----------     -----------
Net Cash from Financing
Activities                              -              -          22,500

Net Increase in Cash                    -              -               -

Beginning Cash Balance                  -              -               -
                               ----------     ----------     -----------
Ending Cash Balance                     -              -               -
                               ==========     ==========     ===========

Supplemental Disclosures
   Interest paid               $        -     $        -     $         -
   Income taxes paid           $        -     $        -     $         -

                            See accompanying notes

                     Microsmart Devices, Inc.
                   (A Development Stage Company)
             Notes to Condensed Financial Statements
                      September 30, 2006

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

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. The Company does not currently have any outstanding options, warrants, convertible preferred stock, and/or convertible debt.

NOTE 3   GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2006. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005

Note 4 - Common Stock Split

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

                         Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.



                             Plan of Operation

The Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which the Company may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining its good standing or to the payment of its Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to the Company. There is no agreement that management will advance these funds. Because the Company has not determined any business or industry in which its operations will be commenced, and has not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report, the Company has not actively begun to seek any such venture.

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to the Company at acceptable terms. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost between $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise these funds, if needed.

                           Results of Operations

The Company had no revenues for the quarters ended September 30, 2006, and 2005; and the Company incurred net losses of ($750) and ($431), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. The Company had a net loss of ($3,966) for the nine months ended September 30, 2006, and ($2,246) for the nine months ended September 30, 2005. The Company had no revenues for the nine months ended September 30, 2006, and 2005. Cumulative losses total ($65,655) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

                                 Liquidity

At September 30, 2006, the Company had no cash resources. Aggregate contributions were made by a principal stockholder in the amount of $4,396 through September 30, 2006.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of its President and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including the Company's President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in the Company's periodic Securities and Exchange Commission reports. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's President and Secretary have concluded that the Company's disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, the Company has reviewed its internal controls over financial reporting, and there have been no changes in the Company's internal controls or in other factors in the last fiscal quarter that has materially affected the Company's internal controls over financial reporting.

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

On August 15, 2006, 85,716 shares of the Company's common stock were cancelled to the treasury. These shares were issued in the name of Suburban Capital, c/o Frank Custable, who had previously agreed to cancel these shares. Taking into account that share cancellation, as of the date of this Quarterly Report, there are 1,157,472 outstanding shares of the Company's common stock.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits.

          31   302 Certification of Mark L. Meriwether

          32   906 Certification

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MICROSMART DEVICES, INC.


Date: 11/15/2006                         By: /s/ Mark L. Meriwether
      ----------                             ------------------------
                                             Mark L. Meriwether, Director,
                                             President and Secretary/Treasurer