Form 10KSB
period 2006-12-31
Microsmart Devices, Inc.
filed 2007-04-02
CIK 1339225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-51658

MICROSMART DEVICES, INC.

(Name of Small Business Issuer in its Charter)

Nevada	87-0624567
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3046 E. Brighton Place

Salt Lake City, Utah 84121

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 556-5228

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

March 30, 2007 - $23,862,15. There are approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $0.15 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 30, 2007:  Common – 1,157,472

March 30, 2007:  Preferred – 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 13

Item 3. Legal Proceedings 14

Item 4. Submission of Matters to a Vote of Security Holders 14

PART II 14

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  14

Item 6. Management’s Discussion and Analysis or Plan of Operation 17

Item 7. Financial Statements. 18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  19

Item 8A(T). Controls and Procedures. 19

Item 8B. Other Information. 19

PART III 20

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  20

Item 10. Executive Compensation 21

Item 11. Security Ownership of Certain Beneficial Owners and Management 23

Item 12. Certain Relationships and Related Transactions 24

Item 13. Exhibits 25

Item 14. Principal Accounting Fees and Services 25

SIGNATURES 27

PART I

Item 1. Description of Business

Business Development

Organization

Microsmart Devices, Inc. (“Microsmart,” our “Company,” “we,”  “us,” and “our” or words of similar import) was organized pursuant to the laws of the State of Nevada on August 18, 1998, under the name “Design by Robin, Inc.,” with an authorized capital of $50,000 divided into 50,000,000 shares of common stock, par value of $0.001 per share. We were formed for the primary purpose of engaging in any lawful business, and to design, manufacture and market items of women’s and girl’s apparel.

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

Effective May 14, 2001, we changed our name to “Neosphere Technologies, Inc.”

On May 24, 2001, we adopted a Plan and Agreement of Reorganization (the “Reorganization Agreement”) with Globalnet Technologies, Inc., a Delaware corporation (“Globalnet”), whereby we were to acquire all of the issued and outstanding shares of Globalnet. This Reorganization Agreement was rescinded on or about March 30, 2002. All shares issued under the Reorganization Agreement were delivered for cancellation on or about that date, except for 85,728 shares, which were cancelled on August 8, 2006.

Effective July 5, 2004, we changed our name to “Microsmart Devices, Inc.,” and we effected a reverse spilt of our outstanding shares of common stock on a basis of one share for 35, while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts. All computations herein take into account this reverse split.

On November 8, 2005, we filed Amended and Restated Articles of Incorporation with the State of Nevada that increased our authorized capital to $110,000 divided into 110,000,000 shares, of which 100,000,000 were shares of $0.001 par value common stock, and of which 10,000,000 were shares of $0.001 par value preferred stock, with the rights, privileges and preferences of the preferred stock to be set by our Board of Directors in accordance with the provisions of the General Corporation Law of the State of Nevada (the “NRS”); we also eliminated personal liability of our directors and executive officers to the fullest extent permitted by the NRS; we allowed directors to effect forward and reverse splits of our common stock without stockholder approval on a pro rata basis so long as any such recapitalization did not require an amendment to our Articles of Incorporation; we opted out of the provisions of NRS 78.378 through 78.3793, inclusive, “Acquisition of Controlling Interest,” that we believed may have limited our ability to issue shares of our common or preferred stock because issuances of securities representing more than 20% of the voting power of our outstanding voting securities could, in certain circumstances, be denied voting rights under these provisions; we opted out of the provisions of NRS 78.411 through 78.444, inclusive, “Combinations with Interested Stockholders,” for similar reasons, with respect to related party (“affiliate”) transactions; and we granted our Board of Directors the authority to change our corporate name to reflect any industry or business in which we engage or that will promote or conform to any principal product, technology or other asset of ours.

These amendments were made in reliance on our legal counsel’s advice that they would help us conduct our planned business operations in a more efficient and cost saving manner. The amendments relating to indemnification are customary and merely recited what we can do under the NRS in this respect. The increase in capitalization and the addition of a class of preferred stock was thought necessary to ensure that we had the flexibility to issue shares of various classes, and that we would have a sufficient number of authorized shares for most any prospect. The right of our Board of Directors to make capitalization changes will allow us more flexibility in structuring acquisitions, reorganizations and mergers in a fast, efficient and less costly manner, while the right of our Board of Directors to change our name will simplify the current process of holding a meeting of stockholders and the providing of a proxy or information statement to stockholders, which will also be less costly and time consuming; however, these provisions will limit the required disclosure that would normally be attendant to a vote of security holders on these issues. We have no business or assets, and since any stock issuance for any reasonable consideration or in connection with any potential reorganization, merger or acquisition of assets that we may complete could come within the voting limitations of the applicable sections of the NRS entitled “Acquisition of Controlling Interest” or “Combinations with Interested Stockholders,” we believed that these provisions would not be conducive to our planned business operations of seeking to acquire businesses, companies or assets that would be beneficial to us. Further, the sections of the NRS governing “Acquisition of Controlling Interest” apply only to Nevada corporations with more than 200 stockholders of which 100 are Nevada residents. We have approximately 30 stockholders of record and only three of which are Nevada residents; and though there are 30,333 shares held in Cede & Co., we do not believe that the provisions of these sections were applicable to us prior to opting out of these provisions. The sections of the NRS governing “Combinations with Interested Stockholders” cover Nevada corporations that have more than 200 stockholders.

On November 29, 2005, we adopted new Bylaws by resolution of our sole director that cover the types of matters customarily allowed to be included in Bylaws under the NRS. The new Bylaws did not change our annual meeting date or our fiscal year.

Effective August 7, 2006, we declared a dividend of three for one on our outstanding common stock, subject to a mandatory exchange of stock certificates that resulted in a three for one forward split of our outstanding common stock.  All computations herein take into account this dividend.

Copies of our Articles of Incorporation, as amended, and our current By-Laws, were filed as Exhibits to our initially filed 10-SB Registration Statement, and are incorporated herein by reference. See Part III, Item 13.

Business

We were originally organized for the primary purpose of engaging in any lawful business; and we currently have no business operations.

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” that is engaged in any industry selected. Accordingly, we are deemed to be a “blank check,” or “shell company,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as “reverse” reorganizations in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company’s management services and the depth of its management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our “promoters” or “founders,” or our “affiliates,” could be required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called “Wulff Letter” that is fully discussed under Part II, Item 5, under the heading “Restrictions on Sales of Certain “Restricted Securities,” and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission’s interpretations of the Wulff Letter. All of our shares of common stock that are owned by our current sole director and executive officer, Mark L. Meriwether, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Mr. Meriwether has voluntarily executed on the advice of our legal counsel. See Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” and the Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, in Part III, Item 13.

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

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

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

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

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

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with our audited financial statements for the calendar years ended December 31, 2006, and 2005, expressed “substantial doubt about our ability to continue as a going concern,” due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

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

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. Mark L. Meriwether’s shares common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; he is our sole director and executive officer.

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

* Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a blank check or shell company.

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

No Market for Common Stock; No Market for Shares.

Our common stock is currently quoted on the OTC Bulletin Board of the NASD under the symbol “MCMV.” There is currently no “established trading market” for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of “restricted securities” under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.

The shares of our current sole director and executive officer, Mark L. Meriwether, are subject to resale under a Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, which is incorporated herein by reference, in Part III, Item 13. Also, Mr. Meriwether will not be able to sell his shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt “routine trading transactions” from the registration requirements of the Securities Act.

Risks of “Penny Stock.”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No “Established Trading Market” for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

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

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.  Those requirements are currently a part of Form 8-K of the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports and registration statements that we have filed electronically with the SEC, at their internet site: www.sec.gov.

Item 2. Description of Property

We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of Mark L. Meriwether, who is a shareholder, our President, Secretary, Treasurer and a director, and are provided at no cost.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to our shareholders during the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any established trading market for our shares of common stock, though our shares of common stock are nominally quoted on the OTCBB under the symbol “MCMV.”  No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of restricted securities (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares that come within the interpretations of the Wulff Letter or otherwise. See the heading “Recent Sales of Unregistered Securities,” below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any 90 day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The shares of our sole director and executive officer, Mark L. Meriwether, are subject to a Registration Agreement which was filed as Exhibit 99 to our 10-SB Registration Statement, in Part III, Item 13. In accordance with this Registration Agreement, Mr. Meriwether will not be able to sell his holdings pursuant to Rule 144 or Section 4(1) of the Securities Act in “routine trading transactions,” because his public sales, if any, must be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. Any person who acquires any of these securities in a private transaction will be subject to the same resale requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 51, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

Common Stock
Name	Date Acquired	Number of Shares	Aggregate Consideration
Mark L. Meriwether (1)	6/4/04	857,418	$ 2,500
504 Offering (2)	6/1999	85,728	$ 20,000
Organizers (1)	8/18/98	214,314	Inventory

(1) We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors,” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

(2) These securities were sold in reliance on Rule 504 of Regulation D of the Securities and Exchange Commission, with our Company having had a business plan and a specific industry in which we intended to and did conduct business operations.

Restrictions on Sales of Certain “Restricted Securities”

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All restricted securities of our Company have been held for in excess of one year.  For information on the limitations on the resale of the shares owned by our sole director and executive officer, Mark L. Meriwether, see below.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the “Wulff Letter.” The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name “NASD Regulation, Inc.”

The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity. We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in Section 4(1), which is a statutory exemption for “routine trading transactions; however, Mr. Meriwether has agreed not to publicly resell his securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. Mr. Meriwether has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his securities. A copy of the Registration Agreement signed by Mr. Meriwether with us was filed as an Exhibit to our Registration Statement on Form 10-SB and is incorporated herein by reference. See Part III, Item 13.

These restrictions will also apply to transferees of Mr. Meriwether’s securities or any securities of persons who may be deemed to be our promoters or “affiliates,” too. We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An “affiliate” includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder’s and others in similar capacities, who introduce acquisition candidates to us.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us; however, Mark L. Meriwether reported private purchases of 85,575 shares of our common stock and 42,789 shares or our common stock, effective on October 5, 2006, on his

Form 4 filed with the Securities and Exchange Commission on October 12, 2006, for aggregate purchase prices of $14,548 and $11,981, respectively.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to us. There is no agreement that management will advance these funds. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. As of the date of this Annual Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had no revenues for the years ended December 31, 2006, and 2005; and incurred net losses of ($62,867) and ($21,305), respectively, during these periods, primarily as a result of legal and accounting expenses.  The increase in loss is due primarily to an increase in consulting fees of approximately $36,000.

We have generated no profit since inception. We had a net loss of ($62,867) for the year ended December 31, 2006, and ($21,305) for the year ended December 31, 2005. Cumulative losses total ($124,556) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At December 31, 2006, we had no cash resources.  During the year ended December 31, 2006, a shareholder and a family member of the shareholder loaned funds to the Company to cover operating expenses. The notes are non-interest bearing, due and payable on demand.  The amounts payable to the shareholder and the family member of the shareholder have increased to $44,765, compared to the prior year balance of $731.

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have not had any material business operations during the two most recent calendar years.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

MICROSMART DEVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Microsmart Devices, Inc. (a development stage company)

We have audited the accompanying balance sheet of Microsmart Devices, Inc. as of December 31, 2006, and the related statements of stockholders= deficit, operations, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception [Aug. 18, 1998] through December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. as of December 31, 2006, and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Microsmart Devices, Inc. will continue as a going concern.  As discussed in Note D to the financial statements, the Company has accumulated losses and has not had significant operations since reactivation.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note D.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

March 31, 2007

Salt Lake City, Utah

MICROSMART DEVICES, INC.
(Development Stage Company)
BALANCE SHEET

December 31, 2006
Assets
Current assets
Cash and cash equivalents – Note A	$ -
Total current assets	-

Total Assets	-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	44,869
Accrued liabilities - related parties – Note F	44,765
Total current liabilities	89,634

Stockholders’ Deficit
Preferred stock
10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding

Common stock
100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157
Additional paid-in capital – Note B	33,765
Deficit accumulated during the development stage	(124,556)
Total stockholders’ deficit	(89,634)

Total liabilities and stockholders’ deficit	$ -

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005, and from Inception [Aug. 8, 1998]
through December 31, 2006

	Year Ended		From Inception [Aug 18, 1998]
	December 31		to Dec 31, 2006
	2006	2005
Revenues	$-	$-	$6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907

Operating expenses:
General and administrative	62,867	21,305	126,463
Total operating expenses	62,867	21,305	126,463
Operating loss	(62,867)	(21,305)	(124,556)

Net loss	$(62,867)	$(21,305)	$(124,556)

Loss per share:
Basic and Diluted	$(0.05)	$(0.02)	$(0.20)

Weighted average shares outstanding:
Basic and Diluted	1,210,780	1,243,188	607,728

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
From Inception [Aug. 8, 1998] through December 31, 2006
	Common Stock		Additional paid-in capital	Deficit Accumulated During Development Stage	Total Stockholder Equity/(Deficit)
	Shares	Amount
Balance, August 18, 1998	$-	$-	$-	$-	$-
Issuance of common stock for inventory - net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance, December 31, 1998	214,314	214	7,812	(2,200)	(2,200)
Capital contributions for expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance, December 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance, December 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	(86)	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance, December 31, 2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance, December 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance, December 31, 2003	385,770	386	30,861	(31,247)	0
Capital contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance, December 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)

Balance, December 31, 2005	1,243,188	1,243	33,679	(61,689)	(26,767)
Cancellation of stock	(85,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance, December 31, 2006	1,157,472	1,157	33,765	(124,556)	(89,634)

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005, and from Inception [Aug. 8, 1998]
through December 31, 2006
	Year ended	Year ended	From Inception
	Dec 31,	Dec 31,	[Aug. 18, 1998]
	2006	2005	to Dec 31, 2006

Operations
Net loss	$(62,867)	$(21,305)	$(124,556)
Adjustments to reconcile net loss to net cash provided by operations
Increase in accounts payable	18,833	20,874	44,869
Increase in accrued liabilities - related parties	44,034	431	44,765
Contributions for capital for expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash received from operations	-	-	(22,500)

Investing
Additions to furniture, fixtures and equipment	-	-	-
Additions to intangible assets	-	-	-
Net cash used for investing	-	-	-

Financing
Proceeds from stock issued	-	-	22,500
Net cash received from financing	-	-	22,500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental Disclosures
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company was incorporated under the laws of the State of Nevada on August 18, 1998 with the name “Design By Robin, Inc.” with authorized common stock of 50,000,000 shares at $0.001 par value.  On July 5, 2004, the name was changed to “Microsmart Devices, Inc.”

The Company was organized to engage in the business of designing, manufacturing and distributing items of women’s and girl’s apparel. However, during 2000, the Company abandoned its activity and became inactive.

The Company is in the development stage and is developing its planned principal operations.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Articles of Incorporation

On November 8, 2005, the Articles of Incorporation were amended and restated to authorize 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001.

Statement of Cash Flows

Cash is comprised of cash on hand or on deposit in banks.  The Company has $0 as of December 31, 2006.

Property & Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expense as incurred.  There are no depreciable assets as of December 31, 2006.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting For Income Taxes,” which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note E below).

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. As of the year ended December 31, 2006, there were no potentially dilutive shares.

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

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for the Company beginning January 1, 2007.  The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  SFAS No. 157 is effective for us beginning January 1, 2008.  The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.  Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements.  The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Neither of these methods considers the impact of misstatements on the financial statements as a whole.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures.  This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  We do not believe the adoption of SAB 108 will have a significant effect on our financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company has  adopted this standard effective January 1, 2006 and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R.  Because the Company had only options that were accounted for under previous guidance, Accounting Principles Board Opinion No. 25 (APB 25) and were expensed at the time of issuance due to immediate vesting, the Company does not think that the adoption of SFAS 123R will not have any effect on its financial position, results or operations or cash flows unless future options or share-based payments are issued, at which time application of SFAS 123R will be reevaluated.

NOTE B    CAPITAL STOCK

During 1999, the Company completed a private placement offering of 28,576 pre-split common shares for $20,000.

During June 2004, the Company issued 285,806 per-split common shares for $2,500, in a private placement, to an officer of the Company.

On July 5, 2004, the Company completed a reverse common stock split of one share for 35 outstanding shares.  This Report has been prepared showing post split shares from inception.

On July 10, 2006, the Company effected a three for one forward split by dividend of its outstanding common stock, with all fractional shares being rounded up to the nearest whole share and such a dividend subject to mandatory exchange of certificates.  In accordance with the SEC’s SAB Topic 4C, all disclosures of common stock outstanding have been stated in post split shares.

NOTE C    PLAN AND AGREEMENT OF REORGANIZATION

On May 24, 2001, the Company entered into a plan and agreement of reorganization with Globalnet Technologies, Inc. in which the Company acquired all the outstanding stock of Globalnet, Inc. (subsidiary). On March 30, 2002, the agreement was retroactively rescinded, by mutual agreement between the parties, and the stock of the subsidiary was returned to the previous owners. The stock of the Company issued under the agreement was returned and canceled, except for 85,728 pre split shares, which were canceled on August 8, 2006.

NOTE D    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized.  Management continues to develop its planned principal operations and is seeking qualified merger candidates.  Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations.

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

The valuation allowance has increased $9,430 from $9,253 as of December 31, 2006

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2026)	124,556	15.00%	$ 18,683
Valuation Allowance			(18,683)

Deferred Tax Asset	$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Expected Provision / Benefit (based on statutory rates)	(9,430)
Effect of:
Increase / (Decrease) in valuation allowance	9,430
Total actual provision	-

NOTE F    RELATED PARTY PAYABLE

During the year ended December 31, 2006, a shareholder and a family member of the shareholder incurred expenses on behalf of the Company. The loans are non-interest bearing, unsecured, and due and payable on demand.  The amounts payable to the shareholder and the family member of the shareholder have increased to $44,765 compared to the prior year balance of $731.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Madsen & Associates, CPA’s, Inc. of Salt Lake City, Utah (“Madsen & Associates”), audited our financial statements for the calendar years ended December 31, 2004, and 2003. These financial statements accompanied our 10-SB Registration Statement that was previously filed with the Securities and Exchange Commission and that are incorporated herein by reference.

Prior to our becoming required to file reports under Sections 13 of 15(d) of the Exchange Act, and on or about August 15, 2005, our Board of Directors dismissed Madsen & Associates.

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

Item 8A(T). Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary/Treasurer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary/Treasurer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We have had no changes in internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Mark L. Meriwether	President	06/04	*
	Secretary Treasurer & Director	06/04 06/04 06/04	*

* These persons presently serve in the capacities indicated.

Business Experience

Mark L. Meriwether.  Mr. Meriwether is forty-eight (48) years of age, and for the past eighteen (18) years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.  He is currently the CEO, Secretary and Treasurer and a director of Oak Ridge Micro-Energy, Inc., a Colorado corporation (OTCBB: OKME), that is engaged in the development of thin-film lithium batteries, and has held other executive positions with Oak Ridge since 2001.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

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

Compliance with Section 16(a) of the Exchange Act

On April 12, 2006, Mark L. Meriwether filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership, disclosing his ownership of 582,927 shares of our common stock.

On October 12, 2006, Mr. Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing the acquisition of an additional 128,364 shares of our common stock, for a total ownership of 711,291 shares of our common stock.  Mr. Meriwether is required to and will file a Form 4 or Form 5 with the Securities and Exchange Commission within 10 days of the filing of this Annual Report that will reflect the three for one dividend effective August 7, 2006, that was subject to a mandatory exchange of stock certificates that resulted in a three for one forward split of our outstanding common stock, along with reporting various gifts of an aggregate of 12,900 shares of our common stock on or about May 9, 2006.

To the best knowledge of our management, and except as indicated above, all required reports of directors, executive officers and 10% stockholders required to be filed under Section 16(a) of the Exchange Act have been filed and no other reports are presently required to be filed.

Code of Ethics

We have adopted a Code of Ethics, and it filed as Exhibit 14 to our Annual Report for the year ended December 31, 2005.  See Part III, Item 13.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether CEO, Sec/Treas & Director	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2006, or 2005, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
N/A

Compensation of Directors

DIRECTOR COMPENSATION

_____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock as of the date of this Annual Report.

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Mark L. Meriwether 3046 East Brighton Place Salt Lake City, Utah 84121	698,391*	60.3%
Common Stock	George Tsentas 4311 Mission Court Alexandria, Virginia 22310	300,000	25.9%
TOTALS		998,391	86.2%

* These shares represent 570,027 shares in the name of Mark L. Meriwether; 85,575 shares in the name of John Douglas; and 42,789 shares in the name of William Hoffman, the latter of which Mr. Meriwether purchased on October 5, 2006.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2006:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Mark L. Meriwether 3046 East Brighton Place Salt Lake City, Utah 84121	698,391*	60.3%
TOTAL		698,391	60.3%

* These shares represent 570,027 shares in the name of Mark L. Meriwether; 85,575 shares in the name of John Douglas; and 42,789 shares in the name of William Hoffman, the latter of which Mr. Meriwether purchased on October 5, 2006.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

During the year, a shareholder incurred expenses on behalf of the Company.  The loan is non-interest bearing, due and payable on demand.  The amount payable to the shareholder has increased to $44,765 compared to the prior year balance of $731.

Other than the above, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Parents of the Issuer

We have no parents.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

3.1            Articles of Incorporation Filed August 18, 1998*

3.2            Articles of Amendment Filed May 14, 2001*

3.3            Articles of Amendment Filed June 29, 2004*

3.4            Amended and Restated Articles of Incorporation Filed November 8, 2005*

3.5            By-Laws*

14             Code of Ethics**

31.1  Certification of Mark L. Meriwether, the Company’s CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32  Certification of Mark L. Meriwether pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99             Registration Agreement of Mark L. Meriwether*

*Attached as exhibits to our 10SB Registration Statement.

**Attached as an exhibit to our 10KSB Annual Report for the year ended December 31, 2005.

***Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006, and 2005:

Fee Category	2006	2005
Audit Fees	$4,716	$1,110
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$4,716	$1,110

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do not require approval in advance of the performance of professional services to be provided to us by our principal accountant since all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	April 2, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, CEO, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	April 2, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, CEO, Secretary/Treasurer and Director