Form 10KSB/A
period 2006-12-31
Microsmart Devices, Inc.
filed 2007-04-20
CIK 1339225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-1

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

Issuer’s Telephone Number: (801) 201-7635

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

March 30, 2007:  Preferred – 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

REASON FOR AMENDMENT

We are amending this 10KSB because the signature of our Accounting Firm was arbitrarily left off of the previously filed 10KSB.  That is the only change in this amended 10KSB.

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

/s/Mantyla, McReynolds & Associates

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

MICROSMART DEVICES, INC.

Date:	April18, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, CEO, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	April18, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, CEO, Secretary/Treasurer and Director