Form 10QSB
period 2007-03-31
Microsmart Devices, Inc.
filed 2007-05-10
CIK 1339225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-51658

MICROSMART DEVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0624567
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3046 E. Brighton Place

Salt Lake City, Utah 84121

(Address of Principal Executive Offices)

(801) 201-7635

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  [  ] No [  ].

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2006, 1,157,472 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheet
Unaudited

March 31, 2007

Assets
Current assets
Cash and cash equivalents	$ -
Total current assets	-

Total Assets	-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	54,942
Accrued liabilities - related parties	52,385
Total current liabilities	107,327

Stockholders’ Deficit
Common stock
100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157
Additional paid-in capital	33,765
Accumulated deficit	(142,249)
Total stockholders’ deficit	(107,327)

Total liabilities and stockholders’ deficit	$ -

See accompanying notes.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Operations
Unauditied

	For the Three Months Ended		Aug. 18, 1998
	March 31,		to Mar. 31,
	2007	2006	2007
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907

Operating expenses:
General and administrative	17,693	492	144,156
Total operating expenses	17,693	492	144,156
Operating income (loss)	(17,693)	(492)	(142,249)

Net income (loss)	$ (17,693)	$ (492)	$ (142,249)

Earnings (loss) per share:
Basic	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic	1,157,472	414,396

See accompanying notes.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Cash Flows
Unaudited
	For the Three Months Ended
	Mar. 31	Mar. 31	Aug. 18, 1998
	2007	2006	to Mar. 31, 2007

Operations

Net income (loss)	$(17,693)	$ (492)	$ (142,250)

Adjustments to reconcile net income (loss) to net cash provided by operations
Increase in accounts payable	10,073	492	54,943
Increase in accrued liabilities - related parties	7,620		52,385
Contributions to capital for expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from operations	-	-	(22,500)

Investing
Net cash used for investing	-	-	-

Financing
Proceeds from stock issued	-	-	22,500
Net cash received from financing	-	-	22,500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental Disclosures
Interest paid	$ -	$ -	$ -

See accompanying notes.

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2006.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2007. Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE D of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 3 – RELATED PARTY PAYABLE

During the period ending March 31, 2007, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand.  The amount payable to the shareholder has increased by $7,620 from $44,765 as of December 31, 2006 to $52,385 as of March 31, 2007.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining its good standing or to the payment of its Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to the Company.  There is no agreement that management will advance these funds.  Because the Company has not determined any business or industry in which its operations will be commenced it is impossible to predict the amount of any such loan.  Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Quarterly Report, the Company has not actively begun to seek any such venture.

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to the Company at acceptable terms.  The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost from $5,000 to $25,000.  These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise these funds, if needed.

Results of Operations

The Company had no revenues for the quarters ended March 31, 2007, and 2006; and the Company incurred net losses of ($17,693) and ($492), respectively, during these periods, primarily as a result of legal and accounting expenses.  The increase in the quarter ended March 31, 2007, is due to increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($142,249) since the Company’s inception on August 18, 1998.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2007, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

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

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the period of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

Common Stock
Name	Date Acquired	Number of Shares	Aggregate Consideration
Mark L. Meriwether (1)	6/4/04	857,418	$ 2,500
504 Offering (2)	6/19/99	85,728	$ 20,000

Organizers (1)	8/18/98	214,314	Inventory

The securities issued to Mark L. Meriwether and the Organizers were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) thereof; those securities issued in the 504 Offering were issued pursuant to the exemption provided by Rule 504 of Regulation D of the Securities and Exchange Commission.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, for the sale of registered securities of the Company.

Purchases of Equity Securities by Us and Affiliated Purchasers

Mark L. Meriwether purchased 85,575 shares of our common stock in a private transaction on October 5, 2006, for aggregate gross proceeds of approximately $14,500; and an additional 42,789 shares of our common stock in another private transaction on October 5, 2006, for aggregate gross proceeds of approximately $10,000.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007 there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

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

14             Code of Ethics**

31.1           Certification of Mark L. Meriwether, the Company’s CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32             Certification of Mark L. Meriwether pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99             Registration Agreement of Mark L. Meriwether*

*Attached as exhibits to our 10-SB Registration Statement filed with the Securities and Exchange Commission on December 9, 2005, and incorporated herein by reference.

**Attached as an exhibit to our 10-KSB Annual Report for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	May 8, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, CEO, Secretary/Treasurer and Director