Form 10QSB
period 2007-08-01
Microsmart Devices, Inc.
filed 2007-08-14
CIK 1339225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-51658

MICROSMART DEVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0624567
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1035 Park Avenue, Suit 7B

New York, NY 10028-0912

(Address of Principal Executive Offices)

(646) 827-9362

(Issuer's Telephone Number)

3046 E. Brighton Place

Salt Lake City, Utah 84121

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2007, 1,157,472 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheet
Unaudited

June 30, 2007

Assets
Current assets
Cash and cash equivalents	$ -
Total current assets	-

Total Assets	-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	325
Accrued liabilities - related parties	-
Total current liabilities	-

Stockholders' Deficit
Common stock
100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157
Additional paid-in capital	158,273
Accumulated deficit	(159,755)
Total stockholders' deficit	(325)

Total liabilities and stockholders' deficit	$ -

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Operations
Unaudited

	For the Six Months Ended		Aug. 18, 1998
	June 30,		To June 30,
	2007	2006	2007
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
Operating expenses:
General and administrative	35,199	3,216	161,662
Total operating expenses	35,199	3,216	161,662
Operating income (loss)	(35,199)	(3,216)	(159,755)

Net income (loss)	$ (33,199)	$ (3,216)	$ (159,755)

Earnings (loss) per share:
Basic	$ (0.03)	$ (0.01)

Weighted average shares outstanding:
Basic	1,157,472	1,243,188

	For the Three Months Ended
	June 30,
	2007	2006
Revenues	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-

Operating expenses:
General and administrative	17,181	2,724
Total operating expenses	17,181	2,724
Operating income (loss)	(17,181)	(2,724)

Net income (loss)	$ (17,181)	$ (2,724)

Earnings (loss) per share:
Basic	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic	1,157,472	1,243,188

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Cash Flows
Unaudited
	For the Six Months Ended
	June 30	June 30	Aug. 18, 1998
	2007	2006	To June 30,2007

Operations

Net income (loss)	$(35,199)	$ (3,216)	$ (159,755)

Adjustments to reconcile net income (loss) to net cash provided by operations
Increase (decrease) in accounts payable	(44,544)	3,216	325
Decrease in accrued liabilities - related parties	(44,765)		-
Contributions to capital for expenses	124,508	-	132,534
Issuance of common stock for expenses	-	-	4,396
Net cash from operations	-	-	(22,500)

Investing
Net cash used for investing	-	-	-

Financing
Proceeds from stock issued	-	-	22,500
Net cash received from financing	-	-	22,500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental Disclosures
Interest paid	$ -	$ -	$ -

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From Inception (Aug. 8, 1998) through June 30, 2007
	Common Stock		Additional paid-in capital	Deficit Accumulated During Development Stage	Total Stockholder Equity / (Deficit)
	Shares	Amount
Balance, August 18, 1998	-	$-	$-	$-	$-
Issuance of Common Stock for inventory - Net of costs	214,314	214	7,812	-
					8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance, Dec.31, 1998
	214,214	214	7,812	(2,200)	5,826
Capital Contributions For expenses	-	-	3,221	-
					3,221
Issuance of Common Stock for cash	85,728	86	19,914	-
					20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance, Dec.31,1999	300,042	300	30,947	(12,675)
					18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance, Dec.31, 2000	300,042	300	30,947	(31,184)
					63
Issuance of Common Stock for reorganization	85,728	86	(86)	-
					-
Net loss for 2001	-	-	-	(63)	(63)
Balance, Dec.31, 2001	385,770	386	30,861	(31,247)
					0
Net loss for 2002	-	-	-	-	-
Balance, Dec. 31, 2002	385,770	386	30,861	(31,247)
					0
Net loss for 2003	-	-	-	-	-
Balance, Dec. 31, 2003	385,770	386	30,861	(31,247)
					0
Capital contributions for expenses	-	-	1,175	-
					1,175
Issuance of Common Stock for cash	857,418	857	1,643	-
					2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance, Dec.31, 2004	1,243,188	1,243	33,679	(40,384)
					(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance, Dec. 31, 2005	1,243,188	1,243	33,679	(61,689)
					(26,767)
Cancellation of Stock	(86,716)	(86)	86	-
					-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance, Dec. 31, 2006	1,157,472	1,157	33,765	(124,556)
					(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-
					124,508
Net loss for June 30, 2007	-	-	-	(35,199)	(35,199)
Balance, June 30, 2007	1,157,472	1,157	158,273	(159,755)
					(325)

See accompanying notes

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2007. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others.  The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 3 - RELATED PARTY PAYABLE

During the period ending June 30, 2007, a shareholder loaned funds to the Company to cover operating expenses. The amount loaned was converted to Additional Paid in Capital as described in Note 4 below.

NOTE 4 - CHANGE IN OWNERSHIP

Effective May 11, 2007, Mark L. Meriwether, the principal shareholder of the Company ("Meriwether"), entered into a Stock Purchase Agreement (the "Agreement") with Crowther Holdings LTD, a Turk and Caicos Island company ("Crowther"), pursuant to which , among other things, Meriwether agreed to sell to Crowther and Crowther agreed to purchase from Meriwether, 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company owned of record and beneficially by Meriwether (the "Purchased Shares'). Crowther is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate purchase price for the Purchased Shares is $750,000, or approximately $.884 per share. The Purchased Shares represent approximately 73.3% of the 1,157,472 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares will take palace at a closing (the "Closing") to be held on May 15, 2007. $600,000 of the $750,000 purchase price for the Purchased Shares will be paid at the Closing, $50,000 was paid on or prior to July 31, 2007, $50,000 will be paid on or before August 31, 2007 and $50,000 will be paid on or prior to October 31, 2007.

At the Closing, Meriwether, Crowther, the Company and Hirshfield Law, as Escrow Agent (the "Escrow Agent"), will enter into a Share Escrow and Reset Agreement (the "Escrow Agreement"), pursuant to which, among other things: (i) Meriwether will deliver to the Escrow Agent at the Closing a certificate evidencing 150,000 shares of Common Stock owned of record and beneficially by Meriwether that were not included in the Purchased Shares: and (ii) Crowther will deliver to the Escrow Agent at the Closing a certificate evidencing 150,000 of the Purchased Shares owned of record and beneficially by Crowther. The 150,000 shares of Common Stock delivered to the Escrow Agent by Crowther will be forfeited to Meriwether if Crowther fails to pay the $150,000 deferred portion of the purchase price in full. The Escrow Agreement provides that the 300,000 shares of Common Stock delivered to the Escrow Agent by Crowther and Meriwether shall remain in escrow for the earlier of a period of two years commencing on the date of the Closing or when Meriwether Common Stock has been registered with the Commission for resale in an effective registration statement (the "reset Period"). The Escrow Agreement also provides that if at any time during the Reset Period the Common Stock of the Company shall be split into a smaller number of shares (a "Reverse Stock Split") such that the shares outstanding before the Reverse Stock Split  (the "pre Split Shares") shall be converted into a smaller number of shares outstanding after the Reverse Stock Split (the "Post Split Shares"), Meriwether shall own, after giving effect to the Reverse Stock Split and the delivery of Reset Shares, a number of Post Split Shares equal to the number of Meriwether's Pre Split Shares then held in escrow by the Escrow Agent.

In connection with the Agreement, a change of control will be effected. Crowther will own approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at Closing. After the expiration of the 10-day period referred to in Rule 14F-1 ("Rule 14f-1") promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Meriwether, the sole director and officer of the Company, will resign as the sole director and officer of the Company after electing Gregory D. Morgan ("Morgan"). The sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company. Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represents approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether will own of record and beneficially 150,000 shares of Common Stock of the Company, which will represent approximately 1.3% of the outstanding Common Stock of the Company.

Another condition of the agreement was that Meriwether was to assume all liabilities of the Company as at May 15, 2007. The purchase price for the shares was placed in escrow and all liabilities of the company as at May 15, 2007 were paid by the escrow agent for the purchase price on behalf of Meriwether. The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $124,508.

NOTE 5 - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

Results of Operations

The Company had no revenues for the six months ended June 30, 2007, and 2006; and the Company incurred net losses of ($35,199) and ($3,216), respectively, during these periods, primarily as a result of legal and accounting expenses.  The increase in the quarter ended June 30, 2007, is due to increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($159,755) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2007, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3(a)T. Controls and Procedures.

Management's annual report on internal control over financial reporting

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

The securities issued to Mark L. Meriwether and the Organizers were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) thereof; those securities issued in the 504 Offering were issued pursuant to the exemption provided by Rule 504 of Regulation D of the Securities and Exchange Commission.

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

3.1            Articles of Incorporation Filed August 18, 1998*

3.2            Articles of Amendment Filed May 14, 2001*

3.3            Articles of Amendment Filed June 29, 2004*

3.4            Amended and Restated Articles of Incorporation Filed November 8, 2005*

3.5            By-Laws*

14             Code of Ethics**

31.1          Certification of Gregory D. Morgan, the Company's CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32            Certification of Gregory D. Morgan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

MICROSMART DEVICES, INC.

Date:	August 8, 2007	By:	/s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed this Quarterly Report (the "Report") on Form 10-QSB of the Registrant;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and Report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

Date:	August 8, 2007	By:	/s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:	August 8, 2007	By:	/s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director