Form 10QSB
period 2007-11-01
Microsmart Devices, Inc.
filed 2007-11-14
CIK 1339225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 30, 2007, 1,157,472 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheet
Unaudited

September 30, 2007

Assets
Current assets
Cash and cash equivalents	$ -
Total current assets	-

Total Assets	-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	3,543
Accrued liabilities - related parties	5,265
Total current liabilities	8,808

Stockholders' Deficit
Common stock
100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157
Additional paid-in capital	158,273
Accumulated deficit	(168,238)
Total stockholders' deficit	(8,808)

Total liabilities and stockholders' deficit	$ -

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Operations
Unauditied

	For the Nine Months Ended		Aug. 18, 1998
	September 30,		To September 30,
	2007	2006	2007
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
Operating expenses:
General and administrative	43,682	3,966	170,145
Total operating expenses	43,682	3,966	170,145
Operating income (loss)	(43,682)	(3,966)	(168,238)

Net income (loss)	$ (43,682)	$ (3,966)	$ (168,238)

Earnings (loss) per share:
Basic	$ (0.04)	$ (0.01)

Weighted average shares outstanding:
Basic	1,157,472	1,228,745

	For the Three Months Ended
	September 30,
	2007	2006
Revenues	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-

Operating expenses:
General and administrative	8,483	750
Total operating expenses	8,483	750
Operating income (loss)	(8,483)	(750)

Net income (loss)	$ (8,483)	$ (750)

Earnings (loss) per share:
Basic	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic	1,157,472	1,200,330

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Cash Flows
Unaudited
	For the Nine Months Ended
	September 30 2007	September 30 2006	Aug. 18, 1998 To September 30 2007

Operations

Net income (loss)	$(43,682)	$ (3,966)	$ (168,238)

Adjustments to reconcile net income (loss) to net cash provided by operations
Increase (decrease) in accounts payable	(41,326)	3,966	3,543
Decrease in accrued liabilities - related parties	(39,500)		-
Contributions to capital for expenses	124,508	-	132,534
Issuance of common stock for expenses	-	-	4,396
Net cash from operations	-	-	(22,500)

Investing
Net cash used for investing	-	-	-

Financing
Proceeds from stock issued	-	-	22,500
Net cash received from financing	-	-	22,500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental Disclosures
Interest paid	$ -	$ -	$ -

MICROSMART DEVICES, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

From Inception (Aug. 8, 1998) through September 30, 2007

	Common Stock		Additional paid-in capital	Deficit Accumulated During Development Stage	Total Stockholder Equity/ (Deficit)
	Shares	Amount
Balance, August 18, 1998	-	$-	$-	$-	$-
Issuance of common stock for inventory- Net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	_(2,200)
Balance, Dec.31, 1998	214,214	214	7,812	(2,200)	5,826
Capital Contributions For expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	___(10,475)	_(10,475)
Balance, Dec.31,1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	_(18,509)
Balance, Dec.31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	(86)	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance, Dec.31, 2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance, Dec. 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance, Dec. 31, 2003	385,770	386	30,861	(31,247)	0
Capital contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance, Dec.31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance, Dec. 31, 2005	1,243,188	1,243	33,679	(61,689)	(26,767)
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance, Dec. 31, 2006	1,157,472	1,157	33,765	(124,556)	;(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-	124,508
Net loss for September 30, 2007	-	-	-	(43,682)	(43,682)
Balance, September 30, 2007	1,157,472	1,157	158,273	(168,238)	(8,808)

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

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2007. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others.  The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 3 - RELATED PARTY PAYABLE

During the period ending September 30, 2007, the majority shareholder loaned funds of $5,265 to the Company to cover operating expenses. The amount loaned by a former majority shareholder was converted to Additional Paid in Capital as described in Note 4 below.

NOTE 4 - CHANGE IN OWNERSHIP

Effective May 11, 2007, Mark L. Meriwether, the principal shareholder of the Company("Meriwether"), entered into a Stock Purchase Agreement (the "Agreement") with Crowther Holdings LTD, a Turk and Caicos Island company ("Crowther"), pursuant to which , among other things, Meriwether agreed to sell to Crowther and Crowther agreed to purchase from Meriwether, 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company owned of record and beneficially by Meriwether (the "Purchased Shares'). Crowther is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate purchase price for the Purchased Shares is $750,000, or approximately $.884 per share. The Purchased Shares represent approximately 73.3% of the 1,157,472 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares had taken place at a closing (the "Closing")  held on May 15, 2007. $600,000 of the $750,000 purchase price for the Purchased Shares was paid at the Closing, $50,000 was paid on or prior to July 31, 2007, $50,000 was paid on or before August 31, 2007 and $50,000 will be paid on or prior to October 31, 2007.

At the Closing, Meriwether, Crowther, the Company and Hirshfield Law, as Escrow Agent (the "Escrow Agent"), had entered into a Share Escrow and Reset Agreement (the "Escrow Agreement"), pursuant to which, among other things: (i) Meriwether had delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 shares of Common Stock owned of record and beneficially by Meriwether that were not included in the Purchased Shares: and (ii) Crowther had delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 of the Purchased Shares owned of record and beneficially by Crowther. The 150,000 shares of Common Stock delivered to the Escrow Agent by Crowther will be forfeited to Meriwether if Crowther fails to pay the $150,000 deferred portion of the purchase price in full. The Escrow Agreement provides that the 300,000 shares of Common Stock delivered to the Escrow Agent by Crowther and Meriwether shall remain in escrow for the earlier of a period of two years commencing on the date of the Closing or when Meriwether Common Stock has been registered with the Commission for resale in an effective registration statement (the "reset Period"). The Escrow Agreement also provides that if at any time during the Reset Period the Common Stock of the Company shall be split into a smaller number of shares (a "Reverse Stock Split") such that the shares outstanding before the Reverse Stock Split  (the "pre Split Shares") shall be converted into a smaller number of shares outstanding after the Reverse Stock Split (the "Post Split Shares"),Meriwether shall own, after giving effect to the Reverse Stock Split and the delivery of Reset Shares, a number of Post Split Shares equal to the number of Meriwether's Pre Split Shares then held in escrow by the Escrow Agent.

In connection with the Agreement, a change of control will be effected. Crowther will own approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at Closing. After the expiration of the 10-day period referred to in Rule 14F-1 ("Rule 14f-1") promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Meriwether, the sole director and officer of the Company, had resigned as the sole director and officer of the Company after electing Gregory D. Morgan ("Morgan"), The sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company. Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represents approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether will own of record and beneficially 150,000 shares of Common Stock of the Company, which will represent approximately 1.3% of the outstanding Common Stock of the Company.

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

NOTE 5- IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

The Company had no revenues for the nine months ended September 30, 2007, and 2006; and the Company incurred net losses of ($43,682) and ($3,966), respectively, during these periods, primarily as a result of legal and accounting expenses.  The increase in the quarter ended September 30, 2007, is due to increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($168,238) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2007, the Company had no cash resources.

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

MICROSMART DEVICES, INC.

Date:	By:
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

Date:	By:
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:	By:
Gregory D. Morgan, CEO, Secretary/Treasurer and Director