Form 10KSB
period 2007-12-31
Microsmart Devices, Inc.
filed 2008-03-28
CIK 1339225

UNITED STATES

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                 For the transition period from _____ to _______

               Commission File No. - 000-51658

MICROSMART DEVICES, INC.

(Name of Small Business Issuer in its Charter)

Nevada	87-0624567
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1035 Park Avenue, Suite 7B

New York, NY 10028-0912

(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 827-9362

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: $0.001 par value common stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: March 5, 2008 - $23,862. There are approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $0.15 per share.

(Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not applicable

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 5, 2008: Common - 1,157,472

March 5, 2008:  Preferred - 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

PART I

Item 1. Description of Business

Business Development

Organization

Microsmart Devices, Inc. ("Microsmart," "our Company," "we,"  "us," and "our" or words of similar import) was organized pursuant to the laws of the State of Nevada on August 18, 1998, under the name "Design by Robin, Inc.," with an authorized capital of $50,000 divided into 50,000,000 shares of common stock, par value of $0.001 per share. We were formed for the primary purpose of engaging in any lawful business, and to design, manufacture and market items of women's and girl's apparel.

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

These amendments were made in reliance on our legal counsel's advice that they would help us conduct our planned business operations in a more efficient and cost saving manner. The amendments relating to indemnification are customary and merely recited what we can do under the NRS in this respect. The increase in capitalization and the addition of a class of preferred stock was thought necessary to ensure that we had the flexibility to issue shares of various classes, and that we would have a sufficient number of authorized shares for most any prospect. The right of our Board of Directors to make capitalization changes will allow us more flexibility in structuring acquisitions, reorganizations and mergers in a fast, efficient and less costly manner, while the right of our Board of Directors to change our name will simplify the current process of holding a meeting of stockholders and the providing of a proxy or information statement to stockholders, which will also be less costly and time consuming; however, these provisions will limit the required disclosure that would normally be attendant to a vote of security holders on these issues. We have no business or assets, and since any stock issuance for any reasonable consideration or in connection with any potential reorganization, merger or acquisition of assets that we may complete could come within the voting limitations of the applicable sections of the NRS entitled "Acquisition of Controlling Interest" or "Combinations with Interested Stockholders," we believed that these provisions would not be conducive to our planned business operations of seeking to acquire businesses, companies or assets that would be beneficial to us. Further, the sections of the NRS governing "Acquisition of Controlling Interest" apply only to Nevada corporations with more than 200 stockholders of which 100 are Nevada residents. We have approximately 30 stockholders of record and only three of which are Nevada residents; and though there are 30,333 shares held in Cede &Co., we do not believe that the provisions of these sections were applicable to us prior to opting out of these provisions. The sections of the NRS governing "Combinations with Interested Stockholders" cover Nevada corporations that have more than 200 stockholders.

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

Our Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, we are deemed to be a "blank check," or "shell company," as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

Although we are not currently engaged in any substantive business activity, we have had preliminary discussions with other companies concerning a possible transaction.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction.  These amendments to Form 8-K may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse mergers" in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor, although we hope to do so before the end of 2008 based on the results of our preliminary discussions and our observation of the current state of the financial markets that make conventional IPOs much more difficult. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's director and executive officer has not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders," or our "affiliates," could be required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called "Wulff Letter" that is fully discussed under Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and which we believe will be liberally construed to promote its purposes as discussed therein. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them or the loans extended by them to the Company. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission's interpretations of the Wulff Letter. All of our shares of common stock that are owned by our former sole director and executive officer, Mark L. Meriwether ("Meriwether"), are the subject of a Registration Agreement (the "Registration Agreement") that we believe conforms with these interpretations of the Wulff Letter, which Meriwether has voluntarily executed on the advice of his legal counsel. See Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," and the Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, in Part III, Item 13.  Our shares of common stock owned by our current principal stockholder, Crowther Holdings Ltd., a Turk and Caicos corporation ("Crowther") were purchased from Meriwether and are subject to resale under the Registration Agreement.   Also, neither Meriwether nor Crowther will be able to sell his or its shares under Rule 144.

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

We are deemed to be a "blank check" or "shell company" until we adopt a business plan and commence principal significant operations.

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

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by, among other things, depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

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

Uncertain Structure of Acquisition.

Management has had no substantive discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2007, 2006, and 2005, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Losses Associated With Startup.

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

Federal Restrictions.

Amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company owned by Meriwether and Crowther are subject to resale under a Registration Agreement that is discussed below under this heading.  Meriwether was our sole director and executive officer, and Crowther is our principal stockholder, who acquired its shares in our Company from Meriwether.

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

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote on average one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.

Our common stock is currently quoted on the OTC Bulletin Board of the NASD under the symbol "MCMV." There is currently no "established trading market" for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop. See Part II, Item 5.

The shares of our Company owned by Meriwether and Crowther are subject to resale under a Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, which is incorporated herein by reference, in Part III, Item 13. Also, neither Meriwether nor Crowther will be able to sell his or its shares under Rule 144.

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

There Has Been No "Established Trading Market" for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted on the OTC Bulletin Board of the NASD or in the "pink sheets". Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition

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

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

We are also required to file Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  The Securities and Exchange Commission is phasing out the us of SB forms for small business issuers.  This Annual Report will be the last Annual Report filed on Form 10-KSB.  All future Annual Reports will be filed on Form 10-K and all future Quarterly Reports will be filed on Form 10-Q.

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.  Those requirements are currently a part of Form 8-K of the Securities and Exchange Commission.

Estimate of the Amounts Spent During Each of the Two Last Fiscal Years on Research and Development Activities

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports and registration statements that we have filed electronically with the SEC, at their internet site: www.sec.gov.  At the present time, we file with the Securities and Exchange Commission Annual Reports, Quarterly Reports, Current Reports and reports required by Section 14 of the Exchange Act.

Item 2. Description of Property

We have no assets, property or business; our principal executive office address and telephone number, 1035 Park Avenue, Suite 7B, New York 10028-0912 and (646) 827-9352 are provided at no cost.

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

No matter was submitted to our shareholders during the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any established trading market for our shares of common stock, though our shares of common stock are nominally quoted on the OTCBB under the symbol "MCMV."  No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of restricted securities (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares that come within the interpretations of the Wulff Letter or otherwise. See the heading "Recent Sales of Unregistered Securities," below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

The shares of our common stock owned by Meriwether and Crowther are subject to a Registration Agreement which was filed as Exhibit 99 to our 10-SB Registration Statement, in Part III, Item 13. In accordance with this Registration Agreement, Neither Meriwether nor Crowther will be able to sell his or its holdings pursuant to Rule 144 in "routine trading transactions," because his or its public sales, if any, must be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. Any person who acquires any of these securities in a private transaction from Meriwether or Crowther will be subject to the same resale requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 50, not including an indeterminate number who may hold shares in "street name."

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

Recent Sales of Unregistered Securities

We did not sell or issue any shares of our common stock during the last three years.

Restrictions on Sales of Certain "Restricted Securities"

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All restricted securities of our Company have been held for in excess of one year.  For information on the limitations on the resale of the shares owned by Meriwether and Crowther, see below.

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

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity. We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in Section 4(1), which is a statutory exemption for "routine trading transactions; however, Meriwether and Crowther have agreed not to publicly resell their securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a "no action" letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. Meriwether has no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell his securities. A copy of the Registration Agreement signed by Meriwether with us was filed as an Exhibit to our Registration Statement on Form 10-SB and is incorporated herein by reference. See Part III, Item 13.

These restrictions will also apply to transferees of Meriwether's securities or any securities of persons who may be deemed to be our promoters or "affiliates," too. We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff Letter. An "affiliate" includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder's and others in similar capacities, who introduce acquisition candidates to us.

Meriwether was sole director and executive officer. On May 11, 2007, 73% of Meriwether's shares were acquired by Crowther in a private transaction, pursuant to the so-called "Section 4-1(1/2)" exemption recognized by the Securities and Exchange Commission as an exemption from registration provisions of Section 5 of the Securities Act for private non-issuer resale of "restricted securities" that meet the criteria of sales of securities that are issued pursuant to Section 4(2) of the Securities Act. Crowther is an "accredited investor" as that term is defined under Rule 144, and had access to all material information about our company at the time that this entity had acquired these securities.

 Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

When and if a business is commenced or an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost between $15,000 to $50,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had no revenues for the years ended December 31, 2007, and 2006; and incurred net losses of ($52,614) and ($62,867), respectively, during these periods, primarily as a result of legal and accounting expenses.

We have generated no profit since inception. We had a net loss of ($52,614) for the year ended December 31, 2007, and ($62,867) for the year ended December 31, 2006. Cumulative losses total ($177,170) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At December 31, 2007, we had no cash resources. During fiscal 2004, contributions were made by the then principal stockholder in the amount of $1,175, with the aggregate amount of $8,026 having been provided through December 31, 2007. In conjunction with the change in ownership in May 2007 the selling principal stockholder assumed the Company's obligations to him of $44,765 and liabilities of $79,743 to third parities. During 2007, the present principal stockholder advanced funds to the Company and paid expenses on behalf of the Company in the amount of $17,164 which is outstanding at December 31, 2007. This unsecured non-interest bearing liability is payable on demand.

Also, during fiscal 2004, we issued 857,418 shares of our common stock for cash in the amount of $2,500.

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have not had any material business operations during the two most recent calendar years.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

Item 7. Financial Statements.

MICROSMART DEVICES, INC.

               Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Microsmart Devices, Inc.

We have audited the accompanying balance sheet of Microsmart Devices, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007and 2006 and for the period from inception [August 18, 1998] through December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. (a development stage company) as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from inception [August 18, 1998] through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note E to the financial statements, the Company has accumulated losses, minimal assets, negative working capital, and is still developing its planned principal operations.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 18, 2008

MICROSMART DEVICES, INC.
(Development Stage Company)
BALANCE SHEET
As of December 31, 2007

Assets
Current assets
Cash and cash equivalents - Note A	$ -
Total current assets	-

Total Assets	$ -

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 576
Accrued liabilities - related parties - Note G	17,164
Total current liabilities	17,740

Stockholders' Deficit
Preferred stock
10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding

Common stock
100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157
Additional paid-in capital	158,273
Deficit accumulated during the development stage	(177,170)
Total stockholders' deficit	(17,740)

Total liabilities and stockholders' deficit	$ -

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006, and from Inception [Aug. 8, 1998]
through December 31, 2007

	Year Ended		From Inception [Aug 18, 1998]
	December 31		to Dec 31, 2007
	2007	2006
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907

Operating expenses:
General and administrative	52,614	62,867	179,077
Total operating expenses	52,614	62,867	179.077
Operating loss	(52,614)	(62,867)	(179,077)

Net loss	$(52,614)	$(62,867)	$(177,170)

Loss per share:
Basic	$(0.05)	$(0.05)	$(0.27)

Weighted average shares outstanding:
Basic	1,157,472	1,210,780	666,434

MICROSMART DEVICES, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

From Inception (Aug. 8, 1998) through December 31, 2007

	Common Stock		Additional paid-in capital	Deficit Accumulated During Development Stage	Total Stockholder Equity/ (Deficit)
	Shares	Amount
Balance, August 18, 1998-	-	$ -	$ -	$ -	$ -
Issuance of common Stock for Inventory-net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	- ________	- ____	- ______	(2,200) _______	(2,200) ______
Balance, Dec. 31, 1998	214,314	214	7,812	(2,200)	5,826
Capital contributions for Expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	- ______	- ____	- _______	(10,475) ________	(10,475) ______
Balance, Dec. 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	- ______	- ____	- _______	(18,509) ________	(18,509) _______
Balance, Dec. 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	(86)	-	-
Net loss for 2001	- ______	- _____	- _______	(63) ________	(63) ______
Balance, Dec. 31, 2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	- ______	- _____	- _______	- ________	- ______
Balance, Dec. 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	- ______	- _____	- _______	- ________	- ______
Balance, Dec. 31, 2003	385,770	386	30,861	(31,247)	0
Capital contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	- ______	- _____	- _______	(9,137) ________	(9,137) ______
Balance, Dec. 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	- ________	- _____	- _______	(21,305) ________	(21,305) _______
Balance, Dec. 31, 2005	1,243,188	1,243	33,679	(61,689)	(26,767)
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	- ________	- _____	- _______	(62,867) ________	(62,867) _______
Balance, Dec. 31, 2006	1,157,472	1,157	33,765	(124,556)	(89,634)
Capital contribution for expenses And assumption of liabilities	-	-	124,508	-	124,508
Net loss for 2007	- ________	- _____	- _______	(52,614) ________	(52,614) _______
Balance, Dec. 31, 2007	1,157,472	1,157	158,273	(177,170)	(17,740)

MICROSMART DEVICES, INC.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006, and from Inception [Aug. 8, 1998]
through December 31, 2007
	Year ended	Year ended	From Inception
	Dec 31,	Dec 31,	[Aug. 18, 1998]
	2007	2006	to Dec 31, 2007

Cash Flows From Operations
Net loss	$(52,614)	$(62,867)	$(177,170)
Adjustments to reconcile net loss to net cash provided by operations
Increase/(decrease) in accounts payable	35,450	18,833	35,450
Increase/(decrease) in accrued liabilities-related party	17,164	44,034	106,798
Contributions for capital for expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from operations	-	-	(22,500)

Cash flows from financing
Proceeds from stock issued	-	-	22,500
Net cash received from financing	-	-	22,500
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental disclosures

Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	124,508	-	124,508

 NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Company Background

The Company was incorporated under the laws of the State of Nevada on August 18, 1998 with the name "Design By Robin, Inc." with authorized common stock of 50,000,000 shares at $0.001 par value.  On July 5, 2004, the name was changed to "Microsmart Devices, Inc."

The Company was organized to engage in the business of designing, manufacturing and distributing items of women's and girl's apparel. However, during the year 2000, the Company abandoned its activity and became inactive.

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

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks.  The Company has $0 as of December 31, 2007.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expense as incurred.  There are no depreciable assets as of December 31, 2007.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note F below).

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes."  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact on its financial statements.  The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007.  FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return.  See Note 3 Income Taxes for the impact of the adoption of FIN 48.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. As of the year ended December 31, 2007, there were no potentially dilutive shares.

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

Impact of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have an effect on its financial statements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised," that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have an effect on its financial statements.

NOTE B    CAPITAL STOCK

During 1999, the Company completed a private placement offering of 85,728 common shares for $20,000.

During June 2004, the Company issued 857,418 common shares for $2,500, in a private placement, to an officer of the Company.

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

NOTE C    PLAN AND AGREEMENT OF REORGANIZATION

On May 24, 2001, the Company entered into a plan and agreement of reorganization with Globalnet Technologies, Inc. in which the Company acquired all the outstanding stock of Globalnet, Inc. (subsidiary).  On March 30, 2002, the agreement was retroactively rescinded, by mutual agreement between the parties, and the stock of the subsidiary was returned to the previous owners. The stock of the Company issued under the agreement was returned and canceled, except for 85,728, which was canceled on August 8, 2006.

NOTE D- CHANGE IN OWNERSHIP

Effective May 11, 2007, Mark L. Meriwether ("Meriwether"), at that time the principal shareholder of the Company, entered into a Stock Purchase Agreement (the "Agreement") with Crowther Holdings Ltd., a Turks and Caicos company ("Crowther"), pursuant to which , among other things, Meriwether agreed to sell to and Crowther agreed to purchase from Meriwether, 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company owned of record and beneficially by Meriwether (the "Purchased Shares").  Crowther is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate purchase price for the Purchased Shares was $750,000, or approximately $.884 per share. The Purchased Shares represent approximately 73.3% of the 1,157,472 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on May 15, 2007. $600,000 of the $750,000 purchase price for the Purchased Shares was paid at the Closing, $50,000 was paid on or prior to July 31, 2007, $50,000 was paid on or before August 31, 2007 and $50,000 was paid on or prior to October 31, 2007.

At the Closing, Meriwether, Crowther, the Company and Hirshfield Law, as Escrow Agent (the "Escrow Agent"), entered into a Share Escrow and Reset Agreement (the "Escrow Agreement"), pursuant to which, among other things: (i) Meriwether delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 shares of Common Stock owned of record and beneficially by Meriwether that were not included in the Purchased Shares; and (ii) Crowther delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 of the Purchased Shares owned or record and beneficially by Crowther.  The 150,000 shares of Common Stock delivered to the Escrow Agent by Crowther would have been forfeited to Meriwether if Crowther had failed to pay the $150,000 deferred portion of the purchase price in full.

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

In connection with the Agreement, a change of control was effected. Crowther now owns approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at the Closing. After the expiration of the 10-day period referred to in Rule 14F-1 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Meriwether, at that time the sole director and officer of the Company, resign as the sole director and officer of the Company after electing Gregory D. Morgan ("Morgan") to fill those positions. The sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company.  Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represented approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether now owns of record and beneficially 150,000 shares of Common Stock of the Company, which represent approximately 1.3% of the outstanding Common Stock of the Company.

Pursuant to the Agreement, Meriwether assumed all liabilities of the Company as at May 15, 2007. The purchase price for the shares was placed in escrow and all liabilities of the company as of May 15, 2007 were paid by the escrow agent for the purchase price on behalf of Meriwether. The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $124,508.

NOTE E    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and has losses since inception, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE F    ACCOUNTING FOR INCOME TAXES

For income tax reporting purposes, the Company's net operating loss carryforwards approximate $177,000, which begin expiring in 2018, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation.  As a result there can be no assurance that some or all of the Company's net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

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

The valuation allowance has decrease to $7,892 from $9,430 as of December 31, 2007 Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2026)	177,170	15.00%	$26,576
Valuation Allowance			(26,576)
Deferred Tax Asset			$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Expected Provision / Benefit (based on statutory rates)	(7,892)
Effect of:
Increase / (Decrease) in valuation allowance	7,892
Total actual provision	-

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The  Company has not had operations  and  is carrying  a  large Net  Operating  Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

Balance as of January 1, 2007
Additions based on tax positions related to the current year	$0
Additions based on tax positions related to prior year	0
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of December 31, 2007	$0

The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2004, will close by expiration of the statute of limitations on April 5, 2008.  The years ended December 31, 2005, 2006, and 2007 are open for examination.

NOTE G    RELATED PARTY PAYABLE

During the year 2007, the majority shareholder loaned funds of $17,164 to the Company to cover operating expenses. A balance of $17,164 is outstanding as of December 31, 2007, is unsecured, non-interest bearing, due and payable on demand.

In connection with the May 11, 2007 Stock Purchase Agreement (see Note D), the selling shareholder assumed the outstanding related party liability of $44,765 and liabilities of $79,743 to third parties. The assumed liabilities of  $124,508 were credited to Additional Paid in Capital.

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

Prior to our becoming required to file reports under Sections 13 of 15(d) of the Exchange Act, and on or about August 15, 2006, our Board of Directors dismissed Madsen & Associates.

On or about August 15, 2005, our Board of Directors unanimously resolved to engage Mantyla, McReynolds, LLC, Certified Public Accountants, of Salt Lake City, Utah, as our auditors to review our quarterly financial statements for the quarter ended September 30, 2005, and audit our financial statements for the year ended December 31, 2005.

During our two most recent fiscal years and since then, we have not consulted Mantyla, McReynolds, LLC, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

 Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Gregory D. Morgan, the President, Secretary and Treasurer of the Company is the only current director and executive officer of the Company, having been appointed to those positions in May 2007 by Mark L. Meriwether, the former sole director and executive officer who served in those positions between June 2004 and May 2007. Mr. Morgan will serve until the next annual meeting of the stockholders or until his or successors successors are elected or appointed and qualified, or his prior resignation or termination.

Business Experience

Mark L. Meriwether, age 48. For the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.  He is currently the CEO, Secretary and Treasurer and a director of Oak Ridge Micro-Energy, Inc., a Colorado corporation (OTCBB: OKME), that is engaged in the development of thin-film lithium batteries, and has held other executive positions with Oak Ridge since 2001. Mr. Meriwether resigned in May, 2007.

Gregory D. Morgan, age 44.  Since March 2003, he has owned a successful wine bar and bistro for up to 50 covers and acted as a consultant to various companies and private clients with respect to project finance and wholesale insurance and reinsurance. Between 1989 and 2003, he was an independent futures trader of his own funds on Euronext.Liffe (known until 2002 as the London International Financial Futures and Options Exchange.

Mr. Morgan is not a director of any other company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended. Officers serve at the discretion of the Board of Directors.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

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

Compliance with Section 16(a) of the Exchange Act

On April 12, 2006, Meriwether filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership, disclosing his ownership of 582,927 shares of our common stock.

On October 12, 2006, Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing the acquisition of an additional 128,364 shares of our common stock, for a total ownership of 711,291 shares of our common stock.  Meriwether is required to and will file a Form 4 or Form 5 with the Securities and Exchange Commission within 10 days of the filing of this Annual Report that will reflect the three for one dividend effective August 7, 2006, that was subject to a mandatory exchange of stock certificates that resulted in a three for one forward split of our outstanding common stock, along with reporting various gifts of an aggregate of 12,900 shares of our common stock on or about May 9, 2006.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether CEO, Sec/Treas & Director	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Gregory D. Morgan CEO, Sec/Treas & Director	12/31/07	0	0	0	0	0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2007, or 2006, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
N/A

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
N/A

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company's common stock as of the date of this Annual Report.

Ownership of Principal Shareholders

Title of Class

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Owner

Percent of Class

Common Stock

Gregory D. Morgan
C/O Peter Hirshfield
1035 Park Avenue-Suite 7B
New York, NY 10028

848,391*

73.3%

TOTALS

848,391

73.3%

*              These shares represent 848,391 shares in the name of Crowther.  Gregory D. Morgan is the

        Sole beneficial owner of Crowther

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2007:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gregory D. Morgan C/O Peter Hirshfield 1035 Park Avenue Suite 7B New York, NY 10028	848,391*	73.3%
TOTAL		848,391	73.3%

*              These shares represent 848,391 shares in the name of Crowther  Gregory D. Morgan is the

              Sole beneficial owner of Crowther

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

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

During the year, the majority shareholder loaned funds of $17,164 to the Company to cover operating expenses. A balance of $17,164 is outstanding as of December 31, 2007, is unsecured, non-interest bearing, due and payable on demand.

In connection with the May 11, 2007 Stock Purchase Agreement (see Note D), the selling shareholder assumed the outstanding related party liability of $44,765 and liabilities of $79,743 to third parties. The assumed liabilities of $ 124,508 were credited to Additional Paid in Capital

Other than the above, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Parents of the Issuer

We have no parents.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company's last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

3.1           Articles of Incorporation Filed August 18, 1998*

3.2           Articles of Amendment Filed May 14, 2001*

3.3           Articles of Amendment Filed June 29, 2004*

3.4           Amended and Restated Articles of Incorporation Filed November 8, 2005*

3.5           By-Laws*

31.1            Certification of Mark L. Meriwether, the Company's CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32               Certification of Mark L. Meriwether pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99            Registration Agreement of Mark L. Meriwether*

*Attached as exhibits to our 10SB Registration Statement.

**Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007, and 2006:

Fee Category	2007	2006
Audit Fees	$11,602	$4,716
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$11,602	$4,716

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

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

MICROSMART DEVICES, INC.

Date:	March 28 , 2008	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	March 28 , 2008	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed this Annual Report (the "Report") on Form 10-KSB of the Registrant;

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

Dated: March  28, 2008

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                President, Secretary/Treasurer and Director

 Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: March 28, 2008

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                President, Secretary/Treasurer and Director