Form 10QSB
period 2008-03-31
Microsmart Devices, Inc.
filed 2008-05-14
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                      to

Commission File Number:  000-51658

MICROSMART DEVICES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 PARK AVENUE, SUITE 7B, NEW YORK, NY	10028-0912
(Address of principal executive offices)	(Zip Code)

 646-827-9362

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)  X  Yes     No   (2)  X Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]  No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NONE, NOT APPLICABLE

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes   [   ]   No [   ]

SEC 1296(02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. April 30, 2008-1,157,472

PART I-FINANCIAL INFORMATION

 Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheet

	March 31, 2008	December 31, 2007
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$ -	$ -

Total current assets	-	-

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 8,824	$ 576
Accrued liabilities-related parties	31,218	17,164
Total current liabilities	$ 40,042	$ 17,740

Stockholders' Deficit
Preferred stock
10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding

Common stock
100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during the development stage	(199,472)	(177,170)
Total stockholders' deficit	(40,042)	(17,740)

Total liabilities and stockholders' deficit	$ -	$ -

 See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statement of Operations
Unaudited

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From Inception (8/18/98) through 3/31/08
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
General and Administrative expenses	22,302	17,693	201,379
Total General and Administrative Expenses	22,302	17,693	201,379
	(22,302)	(17,693)	(199,472)
Provision for Income Taxes	0	0	0
Net Loss	$ (22,302)	$ (17,693)	$ (199,472)
Basic Loss per share	$ (0.02)	$ (0.02)	$ (0.29)
Weighted average number of common shares outstanding	1,157,472	1,157,472	679,168

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From Inception (8/18/98) through 3/31/08
Cash Flows From Operating Activities
Net Loss	$ (22,302)	$ (17,693)	$ (199,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in accounts payable	8,248	10,073	43,698
Increase in accrued liabilities - Related Party	14,054	7.620	120,852
Contributions to Capital for Expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from Operating Activities	-	-	(22,500)
Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	22,500
Net Cash from Financing Activities	-	-	22,500
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-
Supplemental disclosures
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	-	-	124,508

See accompanying notes

MICROSMART DEVICES, INC.

(Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2008

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others.  The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 – RELATED PARTY PAYABLE

During the period ending March 31, 2008, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand.  The amount payable to the shareholder has increased by $14,054 from $17,164 as of December 31, 2007 to $31,218 as of March 31, 2008.

NOTE 4 - CHANGE IN OWNERSHIP

Effective May 11, 2007, Mark L. Meriwether, the principal shareholder of the Company (“Meriwether”), entered into a Stock Purchase Agreement (the “Agreement”) with Crowther Holdings LTD, a Turk and Caicos Island company (“Crowther”), pursuant to which , among other things, Meriwether agreed to sell to Crowther and Crowther agreed to purchase from Meriwether, 848,391 shares of common stock, par value $0.001 per share (“Common Stock”), of the Company owned of record and beneficially by Meriwether (the “Purchased Shares'). Crowther is an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate purchase price for the Purchased Shares is $750,000, or approximately $.884 per share. The Purchased Shares represent approximately 73.3% of the 1,157,472 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares had taken place at a closing (the “Closing”) held on May 15, 2007. $600,000 of the $750,000 purchase price for the Purchased Shares was paid at the Closing, $50,000 was  paid on or prior to July 31, 2007, $50,000 was paid on or before August 31, 2007 and $50,000 was paid on or prior to October 31, 2007.

At the Closing, Meriwether, Crowther, the Company and Hirshfield Law, as Escrow Agent (the “Escrow Agent”), entered into a Share Escrow and Reset Agreement (the “Escrow Agreement”), pursuant to which, among other things: (i) Meriwether delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 shares of Common Stock owned of record and beneficially by Meriwether that were not included in the Purchased Shares: and (ii) Crowther delivered to the Escrow Agent at the Closing a certificate evidencing 150,000 of the Purchased Shares owned or record and beneficially by Crowther. The 150,000 shares of Common Stock delivered to the Escrow Agent by Crowther would have been forfeited to Meriwether if Crowther had failed to pay the $150,000 deferred portion of the purchase price in full. The Escrow Agreement provides that the 300,000 shares of Common Stock delivered to the Escrow Agent by Crowther and Meriwether shall remain in escrow for the earlier of a period of two years commencing on the date of the Closing or when the Meriwether Common Stock has been registered with the Commission for resale in an effective registration statement (the “reset Period”). The Escrow Agreement also provides that if at any time during the Reset Period the Common Stock of the Company shall be split into a smaller number of shares (a “Reverse Stock Split”) such that the shares outstanding before the Reverse Stock Split  (the “pre Split Shares”) shall be converted into a smaller number of shares outstanding after the Reverse Stock Split (the “Post  Split Shares”), Meriwether shall own, after giving effect to the Reverse Stock Split and the delivery of Reset Shares, a number of Post Split Shares equal to the number of Meriwether's Pre Split Shares then held in escrow by the Escrow Agent.

In connection with the Agreement, a change of control was effected. Crowther now owns approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at Closing. After the expiration of the 10-day period referred to in Rule 14F-1 (“Rule 14f-1”) promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Meriwether, the sole director and officer of the Company, resigned as the sole director and officer of the Company after electing Gregory D. Morgan (“Morgan”), the sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company.  Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represents approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether now owns of record and beneficially 150,000 shares of Common Stock of the Company, which  represent approximately 1.3% of the outstanding Common Stock of the Company.

Another condition of the Agreement was that Meriwether did assume all liabilities of the Company as at May 15, 2007. The purchase price for the shares was placed in escrow and all liabilities of the company as of May 15, 2007 were paid by the escrow agent for the purchase price on behalf of Meriwether. The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $124,508.

NOTE 5 - IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 did not have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 did not have an effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company's consolidated financial statements and it does not intend to adopt this standard early.

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

Results of Operations

The Company had no revenues for the three months ended March 31 2008, and 2007; and the Company incurred net losses of ($22,302) and ($17,693), respectively, during these periods, primarily as a result of legal and accounting expenses.  The increase in the quarter ended March 31, 2008, is due to increased consulting, legal and accounting fees.

The Company has generated no profit since inception. Cumulative losses total ($199,472) since the Company's inception on August 18, 1998.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2008, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Except as set forth below under Purchases of Equity Securities by Us and Affiliated Purchasers, we have not sold any unregistered securities during the last three years.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, for the sale of registered securities of the Company.

Purchases of Equity Securities by Us and Affiliated Purchasers

Mark L. Meriwether purchased 85,575 shares of our common stock in a private transaction on October 5, 2006, for aggregate gross proceeds of approximately $14,500; and an additional 42,789 shares of our common stock in another private transaction on October 5, 2006, for aggregate gross proceeds of approximately $10,000.  We relied on Rule 504 of Regulation D of the Securities and Exchange Commission for an exemption from the registration requirements under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)    None; not applicable.

(b)    Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have only one director, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

*    Attached as exhibits to our 10-SB Registration Statement filed with the Securities and Exchange Commission on December 9, 2005, and incorporated herein by reference.

** Attached as an exhibit to our 10-KSB Annual Report for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date: May 14, 2008	By: /s/ Gregory D. Morgan Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed this Quarterly Report (this “Report”) on Form 10-Q of the Registrant;

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

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 14, 2008	By: /s/ Gregory D. Morgan Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the “Registrant”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: May 14, 2008	By: /s/ Gregory D. Morgan Gregory D. Morgan, CEO, Secretary/Treasurer and Director