Form 10QSB
period 2008-06-30
Microsmart Devices, Inc.
filed 2008-08-13
CIK 1339225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                    to

Commission File Number: 000-5 1658

MICROSMART DEVICES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 PARK AVENUE, SUITE 7B, NEW YORK, NY	10028-09 12
(Address of principal executive offices)	(Zip Code)

646-827-9362
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X Yes No (2) X Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting		Smaller reporting
company)	[ ]	company	[ X ]

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

Yes [X ] No [ ]

SEC 1296(02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 12, 2008-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheet

	June 30, 2008 Unaudited	December 31, 2007 Audited
Assets
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -
Liabilities and Stockholders' Deficit Current liabilities
Accounts payable	$ 14,254	$ 576
Accrued liabilities-related parties	34,598	17,164
Total current liabilities	$48,852	$ 17,740
Stockholders' Deficit
Preferred stock 10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding
Common stock 100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during the development stage	(208,282)	(177,170)
Total stockholders' deficit	(48,852)	(17,740)
Total liabilities and stockholders' deficit	$ -	$ -

 See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statement of Operations
Unaudited

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception (8/18/98) through 6/30/08
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
General and Administrative expenses	31,112	35,199	210,189
Total General and Administrative Expenses	31,112	35,199	210,189
	(31,112)	(35,199)	(208,282)
Provision for Income Taxes	0	0	0
Net Loss	$ (31,112)	$ (35,199)	$ (208,282)
Basic Loss per share - Basic and diluted	$ (0.03)	$ (0.03)	$ (0.30)
Weighted average number of common shares outstanding - Basic and diluted	1,157,472	1,157,472	691,259

	For the Three Months Ended June 30,
	2008	2007
Revenues	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
General and administrative	8,810	17,181
Total operating expenses	8,810	17,181
Net income (loss)	$ (8,810)	$ (17,181)
Earnings (loss) per share
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average share outstanding
Basic and diluted	1,157,472	1,157,472

 See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception (8/18/98) through 6/30/08
Cash Flows From Operating Activities
Net Loss	$ (31,112)	$ (35,199)	$ (208,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (Decrease) in accounts payable	13,678	(44,544)	49,129
Increase (Decrease) in accrued liabilities - Related Party	17,434	(44,765)	124,231
Contributions to Capital for Expenses	-	124,508	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from Operating Activities	-	-	(22,500)
Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	22,500
Net Cash from Financing Activities	-	-	22,500
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-
Supplemental disclosures
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	-	-	124,508

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2008

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 - RELATED PARTY PAYABLE

During the period ending June 30, 2008, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $17,434 from $17,164 as of December 31, 2007 to $34,598 as of June 30, 2008.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51("SFAS 160"). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company's financial statements and it does not intend to adopt this standard early.

In May 2008,the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the "GAAP hierarchy"). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect this statement to have any effect on our financial position or results of operations.

In May 2008, FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

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

Results of Operations

The Company had no revenues for the six months ended June 30, 2008 and 2007; and the Company incurred net losses of ($31,112) and ($35,199), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($208,282) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2008, the Company had no cash resources.

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

MICROSMART DEVICES, INC.
Date: August 13, 2008	By: /s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gregory D. Morgan certify that:

1. I have reviewed this Quarterly Report (this "Report") on Form 10-Q of the Registrant;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

(c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and Report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

Date: August 13, 2008	By: /s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: August 13, 2008	By: /s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director