Form 10-Q
period 2008-09-30
Microsmart Devices, Inc.
filed 2008-11-12
CIK 1339225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                                                      to

Commission File Number: 000-51658

MICROSMART DEVICES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0624567 (I.R.S. Employer Identification No.)
1035 PARK AVENUE, SUITE 7B, NEW YORK, NY (Address of principal executive offices)	10028-09 12 (Zip Code)

646-827-9362

____________________________________________________________________________________

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                      Large accelerated filer [  ]                                  Accelerated filer [  ]

                                   Non-accelerated filer  [ ]                                           Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. November  10 , 2008 -    1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Balance Sheets

	September 30, 2008 Unaudited	December 31, 2007 Audited
Assets
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ -	$ 576
Accrued liabilities-related parties	53,311	17,164
Total current liabilities	$ 53,311	$ 17,740

Stockholders' Deficit
Preferred stock
10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding

Common stock
100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during the development stage	(212,741)	(177,170)
Total stockholders' deficit	(53,311)	(17,740)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Operations
Unaudited

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	From Inception (8/18/1998) through 9/30/2008
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
General and Administrative Expenses	35,571	43,682	214,648
Income Before Taxes	(35,571)	(43,682)	(212,741)
Provision for Income Taxes	0	0	0
Net Loss	$ (35,571)	$ (43,682)	$ (212,741)
Basic Loss Per Share	$ (0.03)	$ (0.04)	$ (0.30)
Weighted average number of common shares outstanding	1,157,472	1,157,472	702,876

	For the Three Months Ended September 30,
	2008	2007

Revenues	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-

General and Administrative Expenses	4,460	8,483

Income Before Taxes	(4,460)	(8,483)

Provision for taxes	-

Net Loss	$ (4,460)	$ (8,483)

Basic Loss Per Share	$ (0.01)	$(0.01)

Weighted average number of common shares outstanding	1,157,472	1,157,472

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	From Inception (8/18/98) through September 30, 2008
Cash Flows From Operating Activities
Net Loss	$ (35,571)	$ (43,682)	$ (212,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase (Decrease) in accounts payable	(576)	(41,326)	34,873
Increase (Decrease) in accrued liabilities - Related Party	36,147	(39,500)	142,946
Contributions to Capital for Expenses	-	124,508	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from Operating Activities	-	-	(22,500)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	22,500
Net Cash from Financing Activities	-	-	22,500

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental disclosures
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	-	124,508	124,508

See accompanying notes

MICROSMART DEVICES, INC.
(Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of our financial position. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

The Company has incurred losses since inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2008. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 - RELATED PARTY PAYABLE

During the period ending September 30, 2008, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $36,147 from $17,164 as of December 31, 2007 to $53,311 as of September 30, 2008.

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

In May 2008,the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect this statement to have any effect on our financial position or results of operations.

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

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to the Company at acceptable terms. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost from $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure that it can raise these funds, if needed.

Results of Operations

The Company had no revenues for the nine months ended September 30, 2008 and 2007; and the Company incurred net losses of ($35,571) and ($43,682), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($212,741) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2008, the Company had no cash resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities, acquire any securities or receive any proceeds from the sale of unregistered securities during the period covered by this Quarterly Report.

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

MICROSMART DEVICES, INC.
Date: November 10, 2008	By: /s/ Gregory D. Morgan
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

Date: November 10, 2008	/s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the “Registrant”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: November 10, 2008	/s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director