Form 10-K/A
period 2007-12-31
Microsmart Devices, Inc.
filed 2009-01-06
CIK 1339225

UNITED STATES

Securities and Exchange Commission

Washington, D. C. 20549

Amendment No. 1 on FORM 10-K/A

To

Annual Report on FORM 10-KSB

    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  _______

Commission File No. - 000-51658

MICROSMART DEVICES, INC.

(Name of Issuer in its Charter)

Nevada	87-0624567
(State of Incorporation)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B

New York, NY 10028-0912

(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 827-9362

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the Issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                       [  ] Yes   [X] No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.            [X] Yes   [  ] No

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X]  Yes  [  ] No

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the issuer's most recently completed second fiscal quarter June 30, 2008).   $94,270, based on there being approximately 309,081 shares of common equity of the Issuer held by non-affiliates that have been valued at $.305 per share, the average of the bid and ask prices on June 30, 2008.

(Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not Applicable

(Applicable Only to Corporate Issuers)

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

December 31, 2008: 1,157,472

EXPLANATORY NOTE

This abbreviated amendment on Form 10-K/A contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 31 and 32.  This amendment is required in order to correct the deficiency in the Exhibit 31 originally filed with the Annual Report on Form 10-KSB so that the revised Exhibit 31 filed herewith complies with the certification that must be filed pursuant to Exchange Act Rule 13a-14(a).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	January 5, 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	January 5, 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed the Annual Report (the “Report”) on Form 10-K, as amended, of Microsmart Devices, Inc. (the “Registrant”);

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f)) for the Registrant and I have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report is being prepared;

b)  Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

d) Disclosed in the Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal controls over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Dated:  January 5, 2009

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

                                                                                                President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) of Microsmart Devices, Inc. (the “Registrant”) on Form 10-K for the period ended December 31, 2007, as amended, I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  January 5, 2009

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                President, Secretary/Treasurer and Director