Form 10-Q/A
period 2008-03-30
Microsmart Devices, Inc.
filed 2009-01-08
CIK 1339225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 on FORM 10-Q/A

to

Quarterly Report on FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission File Number: 000-51658

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    [X ] Yes  [  ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NONE, NOT APPLICABLE

Indicate by check mark whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 12, 2008, the Issuer had 1,157,472 shares of its common stock and no shares of its preferred stock issued and outstanding.

EXPLANATORY NOTE

This abbreviated amendment on Form 10-Q/A contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 31 and 32.  This amendment is required in order to correct the deficiency in the Exhibit 31 originally filed with the Quarterly Report on Form 10-Q so that the revised Exhibit 31 filed herewith complies with the certification that must be filed pursuant to Exchange Act Rule 13a-14(a).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	January 7, 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Amendment No. 1 on Form 10-Q/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	January 7, 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed the Quarterly Report (the “Report”) on Form 10-Q, as amended, of Microsmart Devices, Inc. (the “Registrant”);

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f) for the Registrant and I have:

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

Dated:  January 7, 2009

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

                                                                                                President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) of Microsmart Devices, Inc. (the “Registrant”) on Form 10-Q for the period ended March 31, 2008, as amended, I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  January 7, 2009

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                President, Secretary/Treasurer and Director