Form 10-Q/A
period 2008-03-30
Microsmart Devices, Inc.
filed 2009-01-08
CIK 1339225

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

Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 12, 2008, the Issuer had 1,157,472 shares of its common stock and no shares of its preferred stock issued and outstanding.

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

                                                                                                President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) of Microsmart Devices, Inc. (the “Registrant”) on Form 10-Q for the period ended September 30, 2008, as amended, I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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