Form 10-K
period 2008-12-31
Microsmart Devices, Inc.
filed 2009-04-02
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

 Registrant's Telephone Number, Including Area Code: (646) 827-9362

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer [   ]  Accelerated Filer [   ]   Non-Accelerated Filer [   ]   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of the business day of the registrant's most recently completed second quarter (June 30, 2008): $23,862.

 On June 30, 2008, there were approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $0.15 per share.

 (Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not applicable

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 20, 2009: Common -- 1,157,472

March 20, 2009: Preferred -- 0

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

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the Securities and Exchange Commission. Those requirements are currently a part of Form 8-K of the Securities and Exchange Commission.

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

Item 1A. Risk Factors

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

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2008, 2007, and 2006, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

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

The Wulff Letter, as discussed below under Part II, Item 5, under the heading "Restrictions on Sales of Certain Restricted Securities," can restrict the free tradability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company owned by Meriwether and Crowther are subject to resale under a Registration Agreement that is discussed below under this heading. Meriwether was our sole director and executive officer, and Crowther is our principal stockholder, who acquired its shares in our Company from Meriwether.

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

  Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

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

  Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

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

No matter was submitted to our shareholders during the year ended December 31, 2008.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2008.

Item 6. Select Financial Data

Not applicable as the Company is a small business issuer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had no revenues during the two years ended December 31, 2008.

We have generated no profit since inception. We had a net loss of ($42,365) for the year ended December 31, 2008, a net loss of ($52,614) for the year ended December 31, 2007 and cumulative losses of ($219,535) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At December 31, 2008, we had no cash resources. During fiscal 2004, contributions were made by the then principal stockholder in the amount of $1,175, with the aggregate amount of $8,026 having been provided through December 31, 2008. In conjunction with the change in ownership in May 2007 the selling principal stockholder assumed the Company's obligations to him of $44,765 and liabilities of $79,743 to third parities. During 2007 and 2008, the present principal stockholder advanced funds to the Company and paid expenses on behalf of the Company in the amount of $59,855 which is outstanding at December 31, 2008. This unsecured non-interest bearing liability is payable on demand.

While the present principal stockholder is not obligated to continue providing funding to the Company, it has advised us that it will continue to do so during the next 12 months until the Company is able to raise debt or equity funds from financial institutions or accredited investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company did not have any market risk sensitive instruments during the two years ended December 31, 2008.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Microsmart Devices, Inc.

We have audited the accompanying balance sheets of Microsmart Devices, Inc. [a development stage company] as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception [August 18, 1998] through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from inception [August 18, 1998] through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has accumulated losses, no assets, negative working capital, and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 18, 2009

Microsmart Devices Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007

Assets

Current assets
Cash and cash equivalents- Note A	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 250	$ 576
Accrued liabilities-related parties-Note G	59,855	17,164

Total current liabilities	60,105	17,740

Stockholders' (deficit) - Note B
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding.
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding.	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(219,535)	(177,170)
Total stockholders' (deficit)	(60,105)	(17,740)
Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Operations For the Years Ended December 31, 2008 and 2007,

 and from Inception (Aug. 18, 1998) through December 31, 2008

	Year Ended December 31		From Inception (Aug. 18, 1998) Through
	2008	2007	December 31, 2008

Revenues	$-	$-	$6,891

Cost of Sales	-	-	4,984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	$42,365	$52,614	$221,442

Total operating expenses	42,365	52,614	221,442

Operating loss	($42,365)	($52,614)	(219,535)

Provision for income taxes	-	-	-

Net Loss	($42,365)	($52,614)	($219,535)

Basic and diluted net loss per common share	($0.04)	($0.05)	($0.31)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	713,175

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2008 and 207, and from Inception (Aug. 18, 1998)

through December 31, 2008

	Year Ended	Year Ended	For the Period From Inception (Aug. 18, 1998) Through
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($42,365)	($52,614)	($219,535)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in accounts payable	(326)	35,450	250

Increase/(decrease) in accrued liabilities-related party	42,691	17,164	184,363

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,369

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:

Interest paid	$ -	$ -	$ -

Income taxes paid	-	-	-

Related party debt forgiveness	-	124,508	124,508

The accompanying notes are integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Stockholders' Equity/(Deficit)

From Inception (Aug. 18, 1998) through December 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)
	Shares	Amount

Balance, August 18, 1998	-	$-	$-	$-	$-
Issuance of common stock for inventory- net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance at December 31, 1998	214,314	214	7,812	(2,200)	5,826
Capital Contributions for expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance at December 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance at December 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	-86	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance at December 31,2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance at December 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance at December 31, 2003	385,770	386	30,861	(31,247)	0
Capital Contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance at December 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance at December 31, 2005	1,243,188	1,243	33,679	-61,689	-26,767
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance at December 31, 2006	1,157,472	1,157	33,766	(124,556)	(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-	124,508
Net loss, December 31, 2007	-	-	-	(52,614)	(52,614)
Balance at December 31, 2007	1,157,472	1,157	158,273	(177,170)	(17,740)
Net loss for 2008	-	-	-	(42,365)	(42,365)
Balance at December 31, 2008	1,157,472	$ 1,157	$158,273	$(219,535)	$(60,105)

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

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks. The Company has $0 as of December 31, 2008 and 2007.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2008 and 2007.

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

Effective January 1, 2007, the Company adopted Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The Company elected to classify income tax penalties and interest as general and administrative and interest expense, respectively. See Note F Income Taxes for the impact of the adoption of FIN 48.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding. As of the year ended December 31, 2008 and 2007, there were no potentially dilutive shares.

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

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - Revised," that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have an effect on its financial statements.  This will affect any business combination entered into after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161,"Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company's financial statements and it does not intend to adopt this standard early.

NOTE B CAPITAL STOCK

During 1998, the Company issued 214,314 shares of common shares for inventory.

During 1999, the Company completed a private placement offering of 85,728 common shares for $20,000.

During 2001, the Company issued 85,728 shares of common shares for reorganization.

During June 2004, the Company issued 857,418 common shares for $2,500, in a private placement, to an officer of the Company.

On July 5, 2004, the Company completed a reverse common stock split of one share for 35 outstanding shares. This Report has been prepared showing post split shares from inception.

During 2006, the Company cancelled 86,716 shares of common stock as a result of the Company's plan and agreement of reorganization as noted in Note C.

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

NOTE C PLAN AND AGREEMENT OF REORGANIZATION

On May 24, 2001, the Company entered into a plan and agreement of reorganization with Globalnet Technologies, Inc. in which the Company acquired all the outstanding stock of Globalnet, Inc. (subsidiary). On March 30, 2002, the agreement was retroactively rescinded, by mutual agreement between the parties, and the stock of the subsidiary was returned to the previous owners. The stock of the Company issued under the agreement was returned and canceled, except for 86,716 which was canceled on August 8, 2006.

NOTE D CHANGE IN OWNERSHIP

Effective May 11, 2007, Mark L. Meriwether ("Meriwether"), at that time the principal shareholder of the Company, entered into a Stock Purchase Agreement (the "Agreement") with Crowther Holdings Ltd., a Turks and Caicos company ("Crowther"), pursuant to which, among other things, Meriwether agreed to sell to and Crowther agreed to purchase from Meriwether, 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company owned of record and beneficially by Meriwether (the "Purchased Shares"). Crowther is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate purchase price for the Purchased Shares was $750,000, or approximately $.884 per share. The Purchased Shares represent approximately 73.3% of the 1,157,472 issued and outstanding shares of Common Stock. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on May 15, 2007. $600,000 of the $750,000 purchase price for the Purchased Shares was paid at the Closing, $50,000 was paid on or prior to July 31, 2007, $50,000 was paid on or before August 31, 2007 and $50,000 was paid on or prior to October 31, 2007.

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

In connection with the Agreement, a change of control was effected. Crowther now owns approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at the Closing.  After the expiration of the 10-day period referred to in Rule 14F-1 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Meriwether, at that time the sole director and officer of the Company, resigned as the sole director and officer of the Company after electing Gregory D. Morgan ("Morgan") to fill those positions, the sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company. Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represented approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether now owns of record and beneficially 150,000 shares of Common Stock of the Company, which represent approximately 1.3% of the outstanding Common Stock of the Company.

Pursuant to the Agreement, Meriwether assumed all liabilities of the Company as of May 15, 2007. The purchase price for the shares was placed in escrow and all liabilities of the company as of May 15, 2007 were paid by the escrow agent from the purchase price on behalf of Meriwether. The liabilities paid by the escrow agent were comprised of legal and accounting fees and stock transfer agent fees that aggregated $124,508.

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

NOTE F ACCOUNTING FOR INCOME TAXES

For income tax reporting purposes, the Company's net operating loss carryforwards of $219,535, which begin expiring in 2018, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result there can be no assurance that some or all of the Company's net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

The Company has the following carryforwards available at December 31, 2008:
Operating Loss
Expires	Amount

2018	$ 2,200
2019	10,475
2020	18,509
2021	63
2022	0
2023	0
2024	9,137
2025	21,305
2026	62,867
2027	52,614
2028	42,365
$219,535

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses. The valuation allowance increased by $6,355 to $32,930 as of December 31, 2008 from $26,575 as of December 31, 2007.

 The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2008 are as follows:

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2028)	219,535	15.00%	$ 32,930
Valuation Allowance			(32,930)
Deferred Tax Asset			$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Expected Provision / Benefit (based on statutory rates)	$ (6,355)
Effect of: Increase / (Decrease) in valuation allowance	6,355
Total actual provision	$ -

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

A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

Balance as of January 1, 2008	$ 0
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of December 31, 2008	$ 0

The Company has filed income tax returns in the US. All years prior to 2005 are closed by expiration of the statute of limitations. The tax year ended December 31, 2005, will close by expiration of the statute of limitations on April 5, 2009. The years ended December 31, 2006, 2007, and 2008 are open for examination.

NOTE G RELATED PARTY PAYABLE

During the year 2008 and 2007, the majority shareholder loaned funds of $42,691 and $17,164, respectively to the Company to cover operating expenses. A balance of $59,855 is outstanding as of December 31, 2008, is unsecured, non-interest bearing, due and payable on demand.

In connection with the May 11, 2007 Stock Purchase Agreement (see Note D), the selling shareholder assumed the outstanding related party liability of $44,765 and liabilities of $79,743 to third parties. The assumed liabilities of $124,508 were credited to Additional Paid in Capital.

NOTE H CONCENTRATIONS

The Company depends significantly on funding from a shareholder to meet its obligations and maintain its filing status. If funds from the shareholder were no longer available, the Company may experience significant adverse affects including the need to cease operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this report.

During our two most recent fiscal years and since then, we have not consulted Mantyla McReynolds, LLC, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

 Item 9A(T). Controls and Procedures.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

 None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Gregory D. Morgan, the President, Secretary and Treasurer of the Company is the only current director and executive officer of the Company, having been appointed to those positions in May 2007 by Mark L. Meriwether, the former sole director and executive officer who served in those positions between June 2004 and May 2007. Mr. Morgan will serve until the next annual meeting of the stockholders or until his successors are elected or appointed and qualified, or his prior resignation or termination.

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

Gregory D. Morgan, age 44. Since March 2003, he has owned a successful wine bar and bistro for up to 50 covers and acted as a consultant to various companies and private clients with respect to project finance and wholesale insurance and reinsurance. Between 1989 and 2003, he was an independent futures trader of his own funds on Euronext.Liffe (known until 2002 as the London International Financial Futures and Options Exchange).

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether CEO, Sec/Treas & Director Gregory D. Morgan CEO, Sec/Treas & Director	12/31/07 12/31/06 12/31/05 12/31/04 12/31/08 12/31/07	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2008, or 2007, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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
N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

* These shares represent 848,391 shares in the name of Crowther. Gregory D. Morgan is the sole beneficial owner of Crowther.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2008:

 Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gregory D. Morgan C/O Peter Hirshfield 1035 Park Avenue Suite 7B New York, NY 10028	848,391*	73.3%
TOTAL		848,391	73.3%

* These shares represent 848,391 shares in the name of Crowther. Gregory D. Morgan is the sole beneficial owner of Crowther.

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

During the year 2008 and 2007, the majority shareholder loaned funds of $42,691 and $17,164, respectively to the Company to cover operating expenses. A balance of $59,855 is outstanding as of December 31, 2008, is unsecured, non-interest bearing, due and payable on demand.

In connection with the May 11, 2007 Stock Purchase Agreement, the selling shareholder assumed the outstanding related party liability of $44,765 and liabilities of $79,743 to third parties. The assumed liabilities of $ 124,508 were credited to Additional Paid in Capital

Other than the above, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008		2007
Audit Fees		$18,330		$11,602
Audit-related Fees		0		0
Tax Fees		0		0
All Other Fees		0		0
Total Fees		$18,330		$11,602

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Item 15. Exhibits

3.1	Articles of Incorporation Filed August 18, 1998*
3.2	Articles of Amendment Filed May 14, 2001*
3.3	Articles of Amendment Filed June 29, 2004*
3.4	Amended and Restated Articles of Incorporation Filed November 8, 2005*
3.5	By-Laws*
31	Certification of Gregory D. Morgan, Company's CEO and CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Gregory D. Morgan, Company's CEO and CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Registration Agreement of Mark L. Meriwether*
*Attached as exhibits to our 10-SB Registration Statement and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.
Date:	March 31 , 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.
Date:	March 31 , 2009	By:	/s/Gregory D. Morgan
Gregory D. Morgan, Chief Executive Officer, Chief Financial Officer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Report") of Microsmart Devices, Inc. (the "Registrant");

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

Dated:  March 31, 2009

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Report") of Microsmart Devices, Inc. (the "Registrant"), I, Gregory D. Morgan, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated:  March 31, 2009

                                                                                                /s/Gregory D. Morgan

                                                                                                Gregory D. Morgan

                                                                                                Chief Executive Officer and Chief Financial Officer