Form 10-Q
period 2009-03-31
Microsmart Devices, Inc.
filed 2009-05-15
CIK 1339225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

or

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. April 30, 2009 -1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-
Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 6,200	$ 250
Accrued liabilities-related parties	67,875	59,855
Total current liabilities	74,075	60,105

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized having a par value of $0.001 per share, 0 shares issued and outstanding
Common stock 100,000,000 shares authorized having a par value of $0.001 per share, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during the development stage	(233,505)	(219,535)
Total stockholders' deficit	(74,075)	(60,105)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MICROSMART DEVICES, INC.
(A Development Stage Company)
Condensed Statement of Operations
Unaudited

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception (8/18/98) through 3/31/09
Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
General and Administrative expenses	13,970	22,302	235,412
Total General and Administrative Expenses	13,970	22.302	235,412
Operating Loss	(13,970)	(22,302)	(233,505)
Provision for Income Taxes	-	-	-
Net Loss	$ (13,970)	$ (22,302)	$ (233,505)
Basic and Diluted Loss per share	$ (0.01)	$ (0.02)	$ (0.32)
Weighted average number of common shares outstanding -Basic and Diluted	1,157,472	1,157,472	724,233

The accompanying notes are an integral part of these financial statements.

MICROSMART DEVICES, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

Cash Flows From Operating Activities	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception (8/18/98) through 3/31/09
Net Loss	$ (13,970)	$ (22,302)	$ (233,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in accounts payable	5,950	8,248	6,200
Increase in accrued liabilities - Related Party	8,020	14,054	192,383
Contributions to Capital for Expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash from Operating Activities	-	-	(22,500)
Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	22,500
Net Cash from Financing Activities	-	-	22,500
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -
Supplemental disclosures
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Stock issued to settle debt	-	-	124,508

The accompanying notes are an integral part of these financial statements.

MICROSMART DEVICES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2009

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on From 10-K for the year ended December 31, 2008.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2009. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3 - RELATED PARTY PAYABLE

During the period ending March 31, 2009, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $8,020 from $59,855 as of December 31, 2008 to $67,875 as of March 31, 2009.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value with no material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51("SFAS 160"). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact acquisitions occurring after January 1, 2009. SFAS No. 160 was adopted on January 1, 2009 with no material impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 did not have any impact on the Company's financial statements.

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the "GAAP hierarchy"). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC's approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS 163").  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 163 was adopted on January 1, 2009 with no material impact on the financial statements.

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

Results of Operations

The Company had no revenues for the three months ended March 31 2009, and 2008; and the Company incurred net losses of ($13,970) and ($22,302), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($233,505) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2009, the Company had no cash resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities, acquire any securities or receive any proceeds from the sale of unregistered securities during the period covered by this Quarterly Report..

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

  None; not applicable.

  Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we have only one director, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

MICROSMART DEVICES, INC.

Date: May 14, 2009	By: /s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed the Quarterly Report (the "Report") on Form 10-Q, as amended, of Microsmart Devices, Inc. (the "Registrant");

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

Dated: May 14, 2009	/s/ Gregory D. Morgan
Gregory D. Morgan
President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.
Date: May 14, 2009	By: /s/ Gregory D. Morgan
Gregory D. Morgan, CEO, Secretary/Treasurer and Director