Form 10-Q
period 2009-06-30
Microsmart Devices, Inc.
filed 2009-08-07
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended

June 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-5 1658

MICROSMART DEVICES, INC. (Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	87-0624567 (I.R.S. Employer Identification No.)
1035 PARK AVENUE, SUITE 7B, NEW YORK, NY (Address of principal executive offices)	10028-0912 (Zip Code)
646-827-9362 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ X ] Yes   [   ] No     (2) [ X ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer and 'smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

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

Yes [ ]No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

July 31,2009-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents- Note A	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$3,543	$250
Accrued liabilities-related parties-Note G	77,985	59,855

Total current liabilities	81,528	60,105

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(240,958)	(219,535)
Total stockholders' (deficit)	(81,528)	(60,105)

Total liabilities and stockholders' (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.
 (A Development Stage Company)
Condensed Statements of Operations
Unaudited

	For the Six Months Ended June 30, 2009	For the Six Months Ended 30-Jun-08	From Inception (Aug. 18, 1998) Through June 30, 2009

Revenues	$ -	$ -	6,891

Cost of Sales	-	-	4,984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	21,423	31,112	242,865

Total operating expenses	21,423	31,112	242,865

Operating loss	(21,423)	(31,112)	(240,958)

Net Loss	($21,423)	($31,112)	($240,958)

Basic and diluted net loss per common share	($0.02)	($0.03)	($0.33)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	734,176

	For the Three Months Ended June 30, 2009	For the Three Months Ended 30-Jun-08

Revenues	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses:

General and administrative expenses	7,453	8,810

Total operating expenses	7,453	8,810

Operating loss	($7,453)	($8,810)

Net Loss	($7,453)	($8,810)

Basic and diluted net loss per common share	($0.01)	($0.01)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472

The accompanying notes are an integral part of these financial statements

.

MICROSMART DEVICES, INC.
 (A Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period From Inception (Aug. 18, 1998) Through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($21,423)	($31,112)	($240,958)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in accounts payable	3,293	13,678	3,543

Increase/(decrease) in accrued liabilities-related party	18,130	17,434	202,493

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	-	-	-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-	$-

Cash paid for interest	$-	$-	$-

Debt settled for equity	$-	$-	$124,508

.The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2009

NOTE I - PRESENTATION BASIS

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

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2009. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3- RELATED PARTY PAYABLE

During the period ending June 30, 2009, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $18,130 from $59,855 as of December 31, 2008 to $77,985 as of June 30, 2009.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company adopted SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed   with no material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact acquisitions occurring after January 1, 2009. SFAS No. 160 was adopted on January 1, 2009 with no material impact on the financial statements.

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

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The company does not undertake, and specifically disclaim, any obligation to update any forward- looking statements to reflect events or circumstances occurring after the date of such statements.

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

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to the Company at acceptable terms. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost from S5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise these funds, if needed.

Results of Operations

The Company had no revenues for the six months ended June 30, 2009, and 2008; and the Company incurred net losses of ($21,423) and ($31,112), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($240,958) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2009, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4. Controls and Procedures.

Management's annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, Treasurer and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President, Treasurer and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President, Treasurer and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President, Treasurer and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in our internal control over financial reporting during the period of this Quarterly Report.

PART II - OTHER INFORMATION

Item I. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Recent Sales of Unregistered Securities

We did not sell any unregistered securities, acquire any securities or receive any proceeds from the sale of unregistered securities during the period covered by this Quarterly Report..

Item 3. Defaults Upon Senior Securities.

None: not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None: not applicable.

Item 5. Other Information.

a	None; not applicable.
b

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.
31.1	Certification of Gregory D. Morgan. the Company's CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Gregory D. Morgan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.
Dated: August 7, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF2002

I, Gregory D. Morgan certify that:

1.	I have reviewed the Quarterly Report (The "Report") on Form I0-Q, as amended, of Microsmart Devices, Inc. (the "Registrant");
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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-150 for the Registrant and I have:

a

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularl[y] during the period in which the Report is being prepared;

b

Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliabilit[y] of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

c

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by the Report based on such evaluation; and

d

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting vhich are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting,

Dated: August 7, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection 9ith the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: August 7, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director