Form 10-Q
period 2009-09-30
Microsmart Devices, Inc.
filed 2009-11-13
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 31, 2009-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Balance Sheets
	September 30, 2009	December 31, 2008
	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents- Note A	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$8,580	$250
Accrued liabilities-related parties	90,048	59,855

Total current liabilities	98,628	60,105

Stockholders' (deficit)

Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(258,058)	(219,535)
Total stockholders' (deficit)	(98,628)	(60,105)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	From Inception (Aug. 18, 1998) Through September 30, 2009

Revenues	$ -	$ -	$ 6,891

Cost of Sales	-	-	4984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	38,523	35,571	259,965

Total operating expenses	38,523	35,571	259,965

Operating loss	($38,523)	($35,571)	(259,965)

Net Loss	($38,523)	($35,571)	($258,058)

Basic and diluted net loss per common share	($0.03)	($0.03)	($0.35)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	743,775

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

Revenues	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses:

General and administrative expenses	$17,777	$4,460

Total operating expenses	17,777	4,460

Operating loss	($17,777)	($4,460)

Net Loss	($17,777)	($4,460)

Basic and diluted net loss per common share	$ (0.02)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472

The accompanying notes are an integral part of these financial statements

.

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period From Inception (Aug. 18, 1998) Through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (38,523)	$ (35,571)	$ (258,058)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in accounts payable	8,330	(576)	8,580

Increase/(decrease) in accrued liabilities-related party	30,193	36,147	214,556

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	-	-	-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-	$-

Debt settled for equity	-		124,508

.The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE I - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2009. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3- RELATED PARTY PAYABLE

During the period ending September 30, 2009, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $30,193 from $59,855 as of December 31, 2008 to $90,048 as of September 30, 2009.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10 Generally Accepted Accounting Principles-Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries equal level of authority. The Codification superceded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") which was primarily codified into Topic 805 "Business Combinations" in the ASC and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160") which was primarily codified into Topic 810 "Consolidations" in the ASC . SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact acquisitions occurring after January 1, 2009. SFAS No. 160 was adopted on January 1, 2009 with no material impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161") which was primarily codified into Topic 815 "Derivatives and Hedging" in the ASC. SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 did not have any impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS 163")which was primarily codified into Topic 944 "Financial Services-Insurance" in ASC. SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 163 was adopted on January 1, 2009 with no material impact on the financial statements.

NOTE 5-SUBSEQUENT EVENTS

On June 30,2009, the Company adopted ASC Topic 855, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC Topic 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non=-recognized subsequent events).

The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

Results of Operations

The Company had no revenues for the nine months ended September 30, 2009, and 2008; and the Company incurred net losses of ($38,523) and ($35,571), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($258,058) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2009, the Company had no cash resources.

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

MICROSMART DEVICES, INC.
Dated: November 13, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

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

Dated: November 13, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: November 13, 2009	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director