Form 10-K
period 2009-12-31
Microsmart Devices, Inc.
filed 2010-03-31
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant's most recently completed second quarter (June 30, 2009): $23,862.

On June 30, 2009, there were approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $0.15 per share.

(Issuers Involved in Bankruptcy Proceedings During the Past Five Years)

Not applicable

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 31, 2010: Common -- 1,157,472

March 31, 2010: Preferred -- 0

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

We are unable to predict the time as to when, and if we may actually participate in any specific business endeavor, although we hope to do so before the end of 2009 based on the results of our preliminary discussions and our observation of the current state of the financial markets that make conventional IPOs much more difficult. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

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

Auditor's 'Going Concern' Opinion.

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2009, 2008, and 2007, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 8 of this Annual Report.

Losses Associated With Startup.

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

Federal Restrictions.

Amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

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

Item 2. Description of Property

We have no assets, property or business; our principal executive office address and telephone number, 1035 Park Avenue, Suite 7B, New York 10028-0912 and (646) 827-9362 are provided at no cost.

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

No matter was submitted to our shareholders during the year ended December 31, 2009.

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

Restrictions on Sales of Certain "Restricted Securities"

Generally, restricted securities can be resold under Rule 144 once they have been held for at least six months (subparagraph (d) thereof), provided that the issuer of the securities satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once one year has lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All restricted securities of our Company have been held for in excess of one year. For information on the limitations on the resale of the shares owned by Meriwether and Crowther, see below.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2009.

Item 6. Select Financial Data

Not applicable as the Company is a small business issuer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had no revenues during the two years ended December 31, 2009.

We have generated no profit since inception. We had a net loss of ($51,033) for the year ended December 31, 2009, a net loss of ($42,365) for the year ended December 31, 2008 and cumulative losses of ($270,568) since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At December 31, 2009, we had no cash resources. During 2007, 2008 and 2009, the present principal stockholder advanced funds to the Company and paid expenses on behalf of the Company in the amount of $93,547 which is outstanding at December 31, 2009. This unsecured non-interest bearing liability is payable on demand.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company did not have any market risk sensitive instruments during the two years ended December 31, 2009.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Microsmart Devices, Inc.

We have audited the accompanying balance sheets of Microsmart Devices, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [August 18, 1998] through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [August 18, 1998] through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America .

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

/S/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2010

Microsmart Devices Inc.

(A Development Stage Company)

Balance Sheets
	December 31, 2009	December 31, 2008

Assets

Current assets
Cash and cash equivalents- Note A	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$17,591	$250
Accrued liabilities-related parties-Note G	93,547	59,855

Total current liabilities	111,138	60,105

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(270,568)	(219,535)
Total stockholders' (deficit)	(111,138)	(60,105)

Total liabilities and stockholders' (deficit)	$ -	$ -
The accompanying notes are integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended December 31, 2009 and 2008,

and from Inception (Aug. 18, 1998) through December 31, 2009

	Year Ended December 31		From Inception (Aug. 18, 1998) Through
	2009	2008	December 31, 2009

Revenues	$-	$-	$6,891

Cost of Sales	-	-	4984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	51,033	42,365	272,475

Total operating expenses	51,033	42,365	272,475

Operating loss	(51,033)	(42,365)	(270,568)
Provision for income taxes	-	-	-
Net Loss	$(51,033)	$(42,365)	$(270,568)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	($.36)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	752,948
The accompanying notes are integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008,

and from Inception (Aug. 18, 1998)

through December 31, 2009

	Year Ended	Year Ended	For the Period From Inception (Aug. 18, 1998) Through
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(51,033)	$(42,365)	$(270,568)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in accounts payable	17,340	(326)	17,591

Increase/(decrease) in accrued liabilities-related party	33,693	42,691	218,055

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-	$-

Debt settled for equity	$ -	$ -	$ 124,508

The accompanying notes are integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Stockholders' Equity/(Deficit)

From Inception (Aug. 18, 1998) through December 31, 2008
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)
	Shares	Amount

Balance, August 18, 1998	-	$-	$-	$-	$-

Issuance of common stock for inventory- net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance at December 31, 1998	214,314	214	7,812	(2,200)	5,826
Capital Contributions for expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance at December 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance at December 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for
reorganization	85,728	86	(86)	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance at December 31,2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance at December 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance at December 31, 2003	385,770	386	30,861	(31,247)	0
Capital Contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance at December 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance at December 31, 2005	1,243,188	1,243	33,679	-61,689	-26,767
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance at December 31, 2006	1,157,472	1,157	33,766	(124,556)	(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-	124,508
Net loss, December 31, 2007	-	-	-	(52,614)	(52,614)
Balance at December 31, 2007	1,157,472	1,157	158,273	(177,170)	(17,740)
Net loss for 2008	-	-	-	(42,365)	(42,365)
Balance at December 31, 2008	1,157,472	1,157	158,273	(219,535)	(60,105)
Net loss for 2009	-	-	-	(51,033)	(51,033)
Balance at December 31, 2009	1,157,472	$ 1,157	$ 158,273	($ 270,568)	($ 111,138)

The accompanying notes are integral part of these financial statements

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

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks. The Company has $0 as of December 31, 2009 and 2008.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2009 and 2008.

Income Taxes

The Company applies Financial Accounting Standards Board (FASB) , ASC 740 "Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note F below).

The Company classifies income tax penalties and interest as general and administrative and interest expense, respectively. See Note F Income Taxes for the impact of the adoption of FIN 48.

Net Loss Per Common Share

In accordance with ASC Topic 260, "Earnings per Share," basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive common share equivalents. As of the year ended December 31, 2009 and 2008, there were no potentially dilutive shares.

Revenue Recognition

The Company recognizes revenue when earned, which will be when services are rendered or products are delivered to customers, collection is reasonably assured, and price is fixed or determinable. There has been no revenue since the company abandoned its apparel operations.

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

Impact of New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10 Generally Accepted Accounting Principles-Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries equal level of authority. The Codification superceded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritive. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition - Multiple Deliverable Revenue Arrangements (Subtopic 605-25) "Subtopic". This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue - generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

During 2006, the Company cancelled 85,716 shares of common stock as a result of the Company's plan and agreement of reorganization as noted in Note C.

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

In connection with the Agreement, a change of control was effected. Crowther now owns approximately 73% of the Company's issued and outstanding voting Common Stock following its acquisition of the 848,391 Purchased Shares at the Closing.　 After the expiration of the 10-day period referred to in Rule 14F-1 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Meriwether, at that time the sole director and officer of the Company, resigned as the sole director and officer of the Company after electing Gregory D. Morgan ("Morgan") to fill those positions, the sole beneficial owner of Crowther, to succeed him as the sole director and officer of the Company. Prior to the Closing, Meriwether owned of record and beneficially 998,391 shares of Common Stock of the Company, which represented approximately 86.3% of the outstanding Common Stock. After giving effect to his sale of the Purchased Shares, Meriwether now owns of record and beneficially 150,000 shares of Common Stock of the Company, which represent approximately 13% of the outstanding Common Stock of the Company.

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

NOTE F ACCOUNTING FOR INCOME TAXES

For income tax reporting purposes, the Company's net operating loss carryforwards of $270,576, which begin expiring in 2018, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result there can be no assurance that some or all of the Company's net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

The Company has the following carryforwards available at December 31, 2009:
Operating Loss
Expires	Amount

2018	$ 2,200
2019	10,475
2020	18,509
2021	63
2022	0
2023	90
2024	9,137
2025	21,305
2026	62,867
2027	52,614
2028	42,365
2029	51,033
$270,576

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses. The valuation allowance increased by $7,656 to $40,586 as of December 31, 2009 from $32,930 as of December 31, 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2009 are as follows:
Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2029)	270,576	15.00%	$ 40,586
Valuation Allowance			(40,586)
Deferred Tax Asset			$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:
Expected Provision / Benefit (based on statutory rates)	$(7,656)
Effect of:: Increase / (Decrease) in valuation allowance	7,656
Total actual provision	$ -

We have not identified any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:
Balance as of January 1, 2009	$ 0
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of December 31, 2009	$ 0

The Company has filed income tax returns in the US. All years prior to 2006 are closed by expiration of the statute of limitations. The tax year ended December 31, 2006, will close by expiration of the statute of limitations on April 5, 2010. The years ended December 31, 2007, 2008, and 2009 are open for examination.

NOTE G RELATED PARTY PAYABLE

During the year 2009 and 2008, the majority shareholder loaned funds of $33,693 and $42,691, respectively to the Company to cover operating expenses. A balance of $93,547 is outstanding as of December 31, 2009, is unsecured, non-interest bearing, due and payable on demand.

NOTE H CONCENTRATIONS

The Company depends significantly on funding from a shareholder to meet its obligations and maintain its filing status. If funds from the shareholder were no longer available, the Company may experience significant adverse affects including the need to cease operations.

NOTE I SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the year ended December 31, 2009.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December　31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control　- Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December　31, 2009, our internal control over financial reporting was effective.

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

Business Experience

Mark L. Meriwether, age 50. For the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor. He is currently the CEO, Secretary and Treasurer and a director of Oak Ridge Micro-Energy, Inc., a Colorado corporation (OTCBB: OKME), that is engaged in the development of thin-film lithium batteries, and has held other executive positions with Oak Ridge since 2001. Mr. Meriwether resigned in May, 2007.

Gregory D. Morgan, age 46. Since March 2003, he has owned a successful wine bar and bistro for up to 50 tables and acted as a consultant to various companies and private clients with respect to project finance and wholesale insurance and reinsurance. Between 1989 and 2003, he was an independent futures trader of his own funds on Euronext.Liffe (known until 2002 as the London International Financial Futures and Options Exchange).

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

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether CEO, Sec/Treas & Director	12/31/07 12/31/06 12/31/05 12/31/04	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Gregory D. Morgan CEO, Sec/Treas & Director	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2009, or 2008, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

During the year 2009 and 2008, the majority shareholder loaned funds of $33,693 and $42,691, respectively to the Company to cover operating expenses. A balance of $93,547 is outstanding as of December 31, 2009, is unsecured, non-interest bearing, due and payable on demand.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008
Fee Category	2009	2008
Audit Fees	$15,655	$18,330
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$15,655	$18,330

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

MICROSMART DEVICES, INC.
Date:	March 31, 2010	By:	/s/Gregory D. Morgan
Gregory D. Morgan, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.
Date:	March 31, 2010	By:	/s/Gregory D. Morgan
Gregory D. Morgan, Chief Executive Officer, Chief Financial Officer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory D. Morgan certify that:

1. I have reviewed the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "Report") of Microsmart Devices, Inc. (the "Registrant");

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

Dated: March 31, 2010	/s/Gregory D. Morgan Gregory D. Morgan Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "Report") of Microsmart Devices, Inc. (the "Registrant"), I, Gregory D. Morgan, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: March 31, 2010	/s/Gregory D. Morgan Gregory D. Morgan Chief Executive Officer and Chief Financial Officer