Form 10-Q
period 2010-03-31
Microsmart Devices, Inc.
filed 2010-05-17
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ X ] Yes [] No (2) [ X ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer and 'smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]No [ ]

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

May 17, 2010-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents- Note A	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 24,206	$ 17,591
Accrued liabilities-related parties-Note G	93,547	93,547

Total current liabilities	117,753	111,138

Stockholders' (deficit)

Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(277,183)	(270,568)
Total stockholders' (deficit)	(117,753)	(111,138)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

			From Inception
	For the Three	For the Three	(Aug. 18, 1998)
	Months Ended	Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$6,891

Cost of Sales	-	-	4984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	6,615	13,970	279,090

Total operating expenses	6,615	13,970	279,090

Operating loss	$(6,615)	$(13,970)	$(279,090)

Provision for taxes	-	-	-

Net Loss	$(6,615)	$(13,970)	$(277,183)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.36)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	761,537

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

			For the Period
			From Inception
	For the Three	For the Three	(Aug. 18, 1998)
	Months Ended	Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (6,615)	$ (13,970)	$ (277,183)

Adjustments to reconcile net loss to net cash used
in operating activities:

Increase/(decrease) in accounts payable	6,615	5950	24,206

Increase/(decrease) in accrued liabilities-related party	-	8,020	218,055

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	-	-	-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ -	$ -	$ -

Debt settled for equity	$ -	$ -	$ 124,508

 The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE I - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2010. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3- RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of December 31, 2009 and March 31, 2010 is $93,547.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

In October 2009, FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition-Multiple Deliverable Revenue Arrangements (Subtopic 605-25) "Subtopic". This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses hoe to separate deliverables and how to measure and allocate arrangement consideration in one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Results of Operations

The Company had no revenues for the three months ended March 31, 2010, and 2009; and the Company incurred net losses of ($6,615) and ($13,970), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($277,183) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2010, the Company had no cash resources.

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

MICROSMART DEVICES, INC.
Dated: May 17, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

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

Dated: May 17, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: May 17, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director