Form 10-Q
period 2010-06-30
Microsmart Devices, Inc.
filed 2010-08-16
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

July 31, 2010-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 43,866	$ 17,591
Accrued liabilities-related parties	93,948	93,547

Total current liabilities	137,814	111,138

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at
$0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized
at $0.001 par value, 1,157,472 shares
issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(297,244)	(270,568)
Total stockholders' (deficit)	(137,814)	(111,138)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited
			From
	For the Six	For the Six	Inception
	Months Ended	Months Ended	(Aug. 18, 1998)
	June 30, 2010	June 30, 2009	Through
			June 30, 2010

Revenues	$ -	$ -	$ 6,891

Cost of Sales	-	-	4,984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	26,676	21,423	299,151

Total operating expenses	26,676	21,423	299,151

Operating loss	($26,676)	($21,423)	(297,244)

Net Loss	($26,676)	($21,423)	($297,244)

Basic and diluted net loss per common share	($0.02)	($0.02)	($0.39)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	769,858

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009

Revenues	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating expenses:

General and administrative expenses	20,061	7,453

Total operating expenses	20,061	7,453

Operating loss	(20,061)	(7,453)

Net Loss	($20,061)	($7,453)

Basic and diluted net loss per common share	($0.02)	($0.01)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

					For the Period
					From
	For the Six		For the Six		Inception
	Months Ended		Months Ended		(Aug. 18, 1998)
					Through
	June 30, 2010		June 30, 2009		June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($26,676)		($21,423)		($297,244)

Adjustments to reconcile net loss to net cash used
in operating activities:

Increase/(decrease) in accounts payable	26,275		3,293		43,866

Increase/(decrease) in accrued liabilities-related party	401		18,130		218,456

Contributions for capital expenses	-		-		8,026

Issuance of common stock for expenses	-		-		4,396

Net cash used in operating activities	-		-		(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-		-		22,500

Net cash provided by financing activities	-		-		22,500

Net increase (decrease) in cash	-		-		-

Cash and cash equivalents, beginning of period	-	-		-

Cash and cash equivalents, end of period	-		-		-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ -		$ -		$ -
Debt settled for equity	-		-		124,508

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

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2010. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3- RELATED PARTY PAYABLE

During the period ending June 30, 2010, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $401 from $93,547 as of December 31, 2009 to $93,948 as of June 30, 2010.

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

Results of Operations

The Company had no revenues for the six months ended June 30, 2010, and 2009; and the Company incurred net losses of ($26,676) and ($21,423), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception with cumulative losses totaling ($297,244) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2010, the Company had no cash resources.

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

MICROSMART DEVICES, INC.
Dated: August 14, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

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

Dated: August 14, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.
Dated: August 14, 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director