Form 10-Q
period 2010-09-30
Microsmart Devices, Inc.
filed 2010-11-12
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ X ] Yes [ ] No (2) [ X ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer and 'smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

November 12, 2010 - 1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 47,282	$ 17,591
Accounts payable-related party	15,000	-
Accrued liabilities-related parties	96,968	93,547

Total current liabilities	159,250	111,138

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(318,680)	(270,568)
Total stockholders' (deficit)	(159,250)	(111,138)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

			From
	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	(Aug. 18, 1998)
	September 30, 2010	September 30, 2009	Through
			September 30, 2010

Revenues	$ -	$ -	$ 6,891
Cost of Sales	-	-	4,984
Gross Profit	-	-	1,907
Operating expenses:
General and administrative expenses	48,112	38,523	320,587
Total operating expenses	48,112	38,523	320,587
Operating loss	(48,112)	(38,523)	(318,680)
Provision for Income Taxes	-	-	-
Net Loss	$ (48,112)	$ (38,523)	$ (318,680)

Basic and diluted net loss per common share	$ (0.04)	$ (0.03)	$ (0.41)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	777,922

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009

Revenues	$ -	$ -
Cost of Sales	-	-
Gross Profit	-	-
Operating expenses:
General and administrative expenses	21,436	17,777
Total operating expenses	21,436	17,777
Operating loss	(21,436)	(17,777)
Provision for Income Taxes	-	-
Net Loss	$ (21,436)	$ (17,777)

Basic and diluted net loss per common share	$ (0.02)	$ (0.02)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

			For the Period
			From
			Inception
	For the Nine	For the Nine	(Aug. 18, 1998)
	Months Ended	Months Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (48,112)	$ (38,523)	$ (318,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accounts payable	29,691	8,330	47,282
Increase/(decrease) in accounts payable - related party	15,000	-	15,000
Increase/(decrease) in accrued liabilities-related party	3,421	30,193	221,476
Contributions for capital expenses	-	-	8,026
Issuance of common stock for expenses	-	-	4,396
Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued	-	-	22,500
Net cash provided by financing activities	-	-	22,500
Net increase (decrease) in cash	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ -
Debt settled for equity	$ -	$ -	$ 124,508

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

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2010. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE E of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3- RELATED PARTY PAYABLE

During the period ending September 30, 2010, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder has increased by $3,421 from $93,547 as of December 31, 2009 to $96,968 as of September 30, 2010.

For the three months ended September 30, 2010, the Company incurred management fees of $15,000, to the officer of the Company.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

In October 2009, FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition-Multiple Deliverable Revenue Arrangements (Subtopic 605-25) "Subtopic". This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration in one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Results of Operations

The Company had no revenues for the three and nine months ended September 30, 2010, and 2009; and the Company incurred net losses of ($48,112) and ($38,523), respectively, during these periods, primarily as a result of legal and accounting expenses.

For the three months ended September 30, 2010, the Company incurred management fees of $15,000, to the officer of the Company.

The Company has generated no profit since inception with cumulative losses totaling ($318,680) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2010, the Company had no cash resources.

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
MICROSMART DEVICES, INC.
Dated: November 12 , 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 31

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF2002

I, Gregory D. Morgan certify that:

1	I have reviewed the Quarterly Report (The "Report") on Form I0-Q of Microsmart Devices, Inc. (the "Registrant");
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

Dated: November 12 , 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Morgan, President Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.
Dated: November 12 , 2010	By: /s/ Gregory D. Morgan Gregory D. Morgan President, Secretary/Treasurer and Director