Form 10-K
period 2010-12-31
Microsmart Devices, Inc.
filed 2011-04-15
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number. - 000-51658

MICROSMART DEVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1035 Park Avenue, Suite 7B, New York, New York	10028-0912
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files) Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a "large accelerated filer," an "accelerated filer," a "non-accelerated filer," or a "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ 　]　 Accelerated filer [　]

Non-accelerated filer [ 　]　 　 Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant's most recently completed second quarter (June 30, 2010) was $159,081.

On June 30, 2010, there were approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $1.00 per share.

As of April 15, 2011 there were 1,157,472 shares of common stock outstanding.

A description of documents incorporated by reference is contained in Part III, Item 13 of this Annual Report.

*************************************************************************************************

PART I

Item 1. Business

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

After incorporation, we publicly offered a minimum of 200,000 and a maximum of 500,000 of our shares of common stock at $0.10 per share pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission. We closed the offering on or about June 3, 1999, selling 200,000 shares for gross proceeds of $20,000. These proceeds were used to design and manufacture clothing. These operations were unsuccessful and were abandoned in 2000.

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

Effective July 5, 2004, we changed our name to "Microsmart Devices, Inc.," and we effected a reverse split of our outstanding shares of common stock on a basis of one share for 35, while retaining our authorized capital and par value, with appropriate adjustments in our stated capital and capital surplus accounts. All computations herein take into account this reverse split.

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

These amendments were made in reliance on our legal counsel's advice that they would help us conduct our planned business operations in a more efficient and cost saving manner. The amendments relating to indemnification are customary and merely recited what we can do under the NRS in this respect. The increase in capitalization and the addition of a class of preferred stock was thought necessary to ensure that we had the flexibility to issue shares of various classes, and that we would have a sufficient number of authorized shares for most any prospect. The right of our Board of Directors to make capitalization changes will allow us more flexibility in structuring acquisitions, reorganizations and mergers in a fast, efficient and less costly manner, while the right of our Board of Directors to change our name will simplify the current process of holding a meeting of stockholders and the providing of a proxy or information statement to stockholders, which will also be less costly and time consuming; however, these provisions will limit the required disclosure that would normally be attendant to a vote of security holders on these issues. We have no business or assets, and since any stock issuance for any reasonable consideration or in connection with any potential reorganization, merger or acquisition of assets that we may complete could come within the voting limitations of the applicable sections of the NRS entitled "Acquisition of Controlling Interest" or "Combinations with Interested Stockholders," we believed that these provisions would not be conducive to our planned business operations of seeking to acquire businesses, companies or assets that would be beneficial to us. Further, the sections of the NRS governing "Acquisition of Controlling Interest" apply only to Nevada corporations with more than 200 stockholders of which 100 are Nevada residents. We have approximately 50 stockholders of record and only three of which are Nevada residents; and though there are 112,515 shares held by Cede & Co., we do not believe that the provisions of these sections were applicable to us prior to opting out of these provisions. The sections of the NRS governing "Combinations with Interested Stockholders" cover Nevada corporations that have more than 200 stockholders.

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

Copies of our Articles of Incorporation, as amended, and our current By-Laws, were filed as Exhibits to our initially filed 10-SB Registration Statement, and are incorporated herein by reference. See Part IV, Item 15.

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

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business or the company's potential for further research, development or exploration; risk factors specifically related to the business or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited. See the heading "Business Experience," Part III, Item 10.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's present and former directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders," or our "affiliates," could be required to be resold under an effective registration statement filed with the Securities and Exchange Commission because subparagraph (i) of Rule 144 ("Rule 144") promulgated by the Securities and Exchange Commission makes Rule 144 unavailable to companies such as ours that are deemed to be "shell" or "blank check" companies. This provision could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others may refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them or the loans extended by them to the Company. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in our common stock would not be resalable under Rule 144. All of our shares of common stock that are owned by our former sole director and executive officer, Mark L. Meriwether ("Meriwether"), are the subject of a Registration Agreement (the "Registration Agreement"). Our shares of common stock owned by our current principal stockholder, Crowther Holdings Ltd., a Turk and Caicos corporation ("Crowther") were purchased from Meriwether and are subject to resale under the Registration Agreement. Also, neither Meriwether nor Crowther will be able to sell his or its shares under Rule 144.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past decade.

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

If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the Securities and Exchange Commission. Those requirements are currently a part of Form 8-K of the Securities and Exchange Commission.

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports and registration statements that we have filed electronically with the SEC, at their internet site: www.sec.gov. At the present time, we file with the Securities and Exchange Commission Annual Reports, Quarterly Reports, Current Reports and reports required by Section 14 of the Exchange Act. We do not have a website.

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

Extremely Limited Assets; No Source of Revenue

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

Discretionary Use of Proceeds; Blank Check or Shell Company

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by, among other things, depositing proceeds promptly into an escrow account or trust account that provides that at least 90% of the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

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

We Will Seek Out Business Opportunities

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

Absence of Substantive Disclosure Relating to Prospective Acquisitions

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

Unspecified Industry and Acquired Business; Unascertainable Risks

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

Uncertain Structure of Acquisition

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

Auditor's 'Going Concern' Opinion

The Independent Auditor's Report issued in connection with our audited financial statements for the calendar years ended December 31, 2010 and 2009, expressed "substantial doubt about our ability to continue as a going concern," due to our status as a start-up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 8 of this Annual Report.

Losses Associated With Startup

We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies

Federal Restrictions

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

Rule 144(i) restricts the free tradability of our shares including those issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. The shares of our common stock owned by Meriwether and Crowther are subject to resale under a Registration Agreement that is discussed below under this heading. Meriwether was our sole director and executive officer, and Crowther is our principal stockholder, who acquired its shares in our Company from Meriwether.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, not less than 90% of the funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

  The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

  Management or others who own or are to receive shares may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

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

  Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them are not given registration rights, which would substantially restrict our ability to attract such potential candidates.

State Restrictions

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

Management to Devote Insignificant Time to Activities of Our Company

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

No Market for Common Stock; No Market for Shares

Our common stock is currently quoted on the OTC Bulletin Board of the NASD under the symbol "MCMV." There is currently no "established trading market" for such shares; and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of "restricted securities" pursuant to registration statements may also have an adverse effect on any market that may develop.

The shares of our Company owned by Meriwether and Crowther are subject to resale under a Registration Agreement which was filed as Exhibit 99 to our Registration Statement on Form 10-SB, which is incorporated herein by reference, in Part IV, Item 15. Also, neither Meriwether nor Crowther will be able to sell his or its shares under Rule 144.

Risks of "Penny Stock"

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

There Has Been No "Established Trading Market" for Our Common Stock Since Inception

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted on the OTC Bulletin Board (the "OTCBB") or in the "pink sheets". Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any established trading market for our shares of common stock, though our shares of common stock are nominally quoted on the OTCBB under the symbol "MCMV." No assurance can be given that any market for our common stock will develop or be maintained. For any market that develops for our common stock, the sale of restricted securities (common stock) pursuant to Rule 144 by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements. As long as we remain a shell company, no sales of our common stock would be permitted under Rule 144.

A minimum holding period of six months is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144. However, as long as we remain a shell company, no sales of our common stock would be permitted under Rule 144.

The shares of our common stock owned by Meriwether and Crowther are subject to a Registration Agreement which was filed as Exhibit 99 to our 10-SB Registration Statement and is incorporated by reference in Part IV, Item 15. In accordance with this Registration Agreement, neither Meriwether nor Crowther will be able to sell his or its holdings pursuant to Rule 144 in "routine trading transactions," because his or its public sales, if any, must be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. Any person who acquires any of these securities in a private transaction from Meriwether or Crowther will be subject to the same resale requirements.

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

Restrictions on Sales of Certain "Restricted Securities"

Generally, restricted securities can be resold under Rule 144 once they have been held for at least six months (subparagraph (d) thereof), provided that the issuer of the securities is not a shell company (subparagraph (i) thereof), satisfies the "current public information" requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in "broker's transactions" only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once one year has lapsed, assuming the holder of the securities is not an "affiliate" of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. However, as long as we continue to be a shell company, Rule 144 is not available to any our shareholders. For information on the limitations on the resale of the shares owned by Meriwether and Crowther, see below.

A copy of the Registration Agreement signed by Meriwether with us was filed as an Exhibit to our Registration Statement on Form 10-SB and is incorporated herein by reference. See Part IV, Item 15.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2010.

Item 6. Select Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We had no revenues during the two years ended December 31, 2010.

We have generated no profit since inception. We had a net loss of $62,386 for the year ended December 31, 2010, a net loss of $51,033 for the year ended December 31, 2009 and cumulative losses of $332,954 since our inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At December 31, 2010, we had no cash resources. During 2008, 2009 and 2010, the present principal stockholder advanced funds to the Company and paid expenses on behalf of the Company in the amount of $96,968 which is outstanding at December 31, 2010. This unsecured non-interest bearing liability is payable on demand.

The present principal stockholder is not obligated to continue providing funding to the Company and may not be willing or able to continue to do so during the next 12 months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company did not have any market risk sensitive instruments during the two years ended December 31, 2010.

Item 8. Financial Statements.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	14
Balance Sheets -- December 31, 2010 and 2009	15
Statements of Operations for the years ended December 31, 2010 and 2009 and from inception [Aug. 18, 1998] through December 31, 2010	16
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from inception [Aug. 18, 1998] through December 31, 2010	17 - 18
Statements of Stockholders' Equity/(Deficit) from inception [Aug. 18, 1998] through December 31, 2010	19 - 20
Notes to Financial Statements	21 - 24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Microsmart Devices, Inc.

We have audited the accompanying balance sheets of Microsmart Devices, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception [August 18, 1998] through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and for the period from inception [August 18, 1998] through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2011

Microsmart Devices Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2010	December 31, 2009

Assets

Current assets
Cash and cash equivalents- Note A	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$76,556	$17,591
Accrued liabilities-related parties-Note G	96,968	93,547

Total current liabilities	173,524	111,138

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding

Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(332,954)	(270,568)
Total stockholders' (deficit)	(173,524)	(111,138)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended December 31, 2010 and 2009,

and from Inception (Aug. 18, 1998) through December 31, 2010

	Year Ended		From
			Inception
	December 31		(Aug. 18, 1998)
			Through
	2010	2009	December 31, 2010

Revenues	$ -	$ -	$ 6,891

Cost of Sales	-	-	4984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	$62,386	$51,033	$334,861

Total operating expenses	62,386	51,033	334,861

Provision for income taxes	-	-	-

Operating loss	($62,386)	($51,033)	(334,861)

Net Loss	($62,386)	($51,033)	($332,954)

Basic and diluted net loss per common share	($0.05)	($0.04)	($0.42)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	785,658

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009,

and from Inception (Aug. 18, 1998)

through December 31, 2010

			For the Period
			From
			Inception
			(Aug. 18, 1998)
	Year Ended	Year Ended	Through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($62,386)	($51,033)	($332,954)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in accounts payable	58,965	17,340	76,556

Increase/(decrease) in accrued liabilities-related party	3,421	33,693	221,476

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500

Net cash provided by financing activities	-	-	22,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	-	-	-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ -	$ -	$ -

Debt settled for equity	$ -	$ -	$ 124,508

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.

(A Development Stage Company)

Statements of Stockholders' Equity/(Deficit)

From Inception (Aug. 18, 1998) through December 31, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 18, 1998	-	$ -	$ -	$ -	$ -

Issuance of common stock for inventory- net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance at December 31, 1998	214,314	214	7,812	(2,200)	5,826
Capital Contributions for expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance at December 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance at December 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	-86	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance at December 31,2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance at December 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance at December 31, 2003	385,770	386	30,861	(31,247)	0
Capital Contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance at December 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance at December 31, 2005	1,243,188	1,243	33,679	(61,689)	(26,767)
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance at December 31, 2006	1,157,472	1,157	33,766	(124,556)	(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-	124,508
Net loss,December 31, 2007	-	-	-	(52,614)	(52,614)
Balance at December 31, 2007	1,157,472	1,157	158,273	(177,170)	(17,740)
Net loss for 2008	-	-	-	(42,365)	(42,365)
Balance at December 31, 2008	1,157,472	1,157	158,273	(219,535)	(60,105)
Net loss for 2009	-	-	-	(51,033)	(51,033)
Balance at December 31, 2009	1,157,472	1,157	158,273	(270,568)	(111,138)
Net loss for 2010	-	-	-	(62,386)	(62,386)
Balance at December 31, 2009	1,157,472	$ 1,157	$ 158,273	$ (332,954)	$ (173,524)

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

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks. The Company has $0 as of December 31, 2010 and 2009.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2010 and 2009.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive common share equivalents. As of the year ended December 31, 2010 and 2009, there were no potentially dilutive shares equivalents.

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

Impact of New Accounting Standards

ASC Topic 350-In December 2010, the FASB issued Accounting Standards Update No. 2010-28 Intangibles-Goodwill and other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 simplifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820-In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). The Company adopted ASU 2010-06, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE B CAPITAL STOCK

During 1998, the Company issued 214,314 shares of common shares for inventory.

During 1998 and 1999, the Company conducted a private placement of its common stock for $20,000.

During 2001, the Company issued 85,728 shares of common shares pursuant to a plan of reorganization. These shares were subsequently cancelled when the plan of reorganization was terminated.

During June 2004, the Company issued 857,418 common shares for $2,500 in a private placement, to an officer of the Company.

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

NOTE E ACCOUNTING FOR INCOME TAXES

For income tax reporting purposes, the Company's net operating loss carryforwards of $332,962, which begin expiring in 2018, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result there can be no assurance that some or all of the Company's net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

The Company has the following carryforwards available at December 31, 2010

Operating Loss
Expires	Amount
2018	$ 2,200
2019	10,475
2020	18,509
2021	63
2022	0
2023	9
2024	9,137
2025	21,305
2026	62,866
2027	52,614
2028	42,365
2029	51,033
2030	62,386
$332,962

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses. The valuation allowance increased by $9,358 to $49,944 as of December 31, 2010 from $40,586 as of December 31, 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2010 are as follows:

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2030)	332,962	15.00%	$ 49,944
Valuation Allowance			(49,944)
Deferred Tax Asset			$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Expected Provision / Benefit (based on statutory rates)	$ (9,358)
Effect of:: Increase / (Decrease) in valuation allowance	9,358
Total actual provision	$ -

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

The Company has filed income tax returns in the US. All years prior to 2007 are closed by expiration of the statute of limitations. The tax year ended December 31, 2007, will close by expiration of the statute of limitations on April 5, 2011. The years ended December 31, 2008, 2009, and 2010 are open for examination.

NOTE F RELATED PARTY PAYABLE

During the year 2010 and 2009, the majority shareholder loaned funds of $3,421 and $33,693, respectively to the Company to cover operating expenses. A balance of $96,968 is outstanding as of December 31, 2010, is unsecured, non-interest bearing, due and payable on demand.

NOTE G CONCENTRATIONS

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

Hernando A. Cruz, the President, Secretary and Treasurer of the Company is the only current director and executive officer of the Company, having been appointed to those positions in January 2011 by Gregory D. Morgan, the former sole director and executive officer who served in those positions between May 2007 and January 2011. Mr. Cruz will serve until the next annual meeting of the stockholders or until his successors are elected or appointed and qualified, or his prior resignation or termination.

Business Experience

Gregory D. Morgan, age 47. Since March 2003, he has owned a successful wine bar and bistro for up to 50 tables and acted as a consultant to various companies and private clients with respect to project finance and wholesale insurance and reinsurance. Between 1989 and 2003, he was an independent futures trader of his own funds on Euronext.Liffe (known until 2002 as the London International Financial Futures and Options Exchange).

Mr. Morgan is not a director of any other company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended. Officers serve at the discretion of the Board of Directors.

Mr. Cruz, age 50, is currently and since 2010 has been: (i) Chief Marketing Officer and a director of Solsun Holdings, Inc., a privately owned Nevada corporation providing green technologies and services through alliances with strategic partners in the energy, water and habitat fields, (ii) an advisor to the board of directors of MannaZo, Inc., an e-learning company and (iii) an advisor and participant for Gary Katz, Esq. a stakeholder in round table meetings of Commercial Property Owners for Houston's East Side for the construction of the "Green Promenade". This mega "Green" public project will run from Downtown Houston's Discovery Green Park to the proposed Soccer Stadium for the Dynamo professional soccer team.

For more than four years prior to assuming such positions, Mr. Cruz held various positions in California, Florida, North Carolina, Georgia, Puerto Rico and the United States Virgin Islands in the insurance industry specializing in risk management and multiple line coverage including environmental and time element losses sustained by major Fortune 500 companies. Mr. Cruz, an advocate of accurate and fair loss mitigation and environmental loss assessment, advised hundreds of businesses and condominium associations who sustained multi-million dollar property losses. He structured property loss assessment strategies necessary to comply with very complex commercial tailor made insurance contracts thus making him a true leader in the field in the South East and the Caribbean. Mr. Cruz served as a consultant for BELFOR USA in the aftermath of the Georgia 500 year floods. On this occasion, Mr. Cruz took the historical opportunity to push for the industry's fiduciary responsibility to introduce Green solutions to loss mitigation such as the application of Hydroxyls technology, a green way of solving mold and mildew, black water and smoked contaminated building envelopes. The implementation of this green solution will save millions to the insurance industry's loss ratios thus translating into a reduction in premiums.

Mr. Cruz has written several articles on loss mitigation and risk management for the Community Association Institute Gold Coast Chapter and the Florida Underwriters Surplus Lines Magazine. He has also served as a Continuing Education Instructor for the former Caribbean School of Insurance in San Juan Puerto Rico and was a special guest speaker in the aftermath of Hurricane Wilma in the November 2005 meeting held by the West Boca City Counsel.

Mr. Cruz received a BS from the University of Connecticut in 1982, with a major in marketing, and holds a postgraduate designation from the Insurance Institute of America.

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

　Code of Ethics

We have adopted a Code of Ethics, and it filed as Exhibit 14 to our Annual Report for the year ended December 31, 2005. See Part IV, Item 15.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have one director and executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Gregory D. Morgan CEO, Sec/Treas & Director	12/31/10 12/31/09 12/31/08 12/31/07	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Hernando A. Cruz CEO, Sec/Treas & Director		0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ended December 31, 2010, or 2009, or to the date hereof. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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
N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2010:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year 2010 and 2009, the majority shareholder loaned funds of $3,421 and $33,693, respectively to the Company to cover operating expenses. A balance of $96,968 is outstanding as of December 31, 2010, is unsecured, non-interest bearing, due and payable on demand.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009

Fee Category	2010	2009
Audit Fees	$13,540	$15,655
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$13,540	$15,655

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

None

Exhibits

3.1	Articles of Incorporation Filed August 18, 1998*
3.2	Articles of Amendment Filed May 14, 2001*
3.3	Articles of Amendment Filed June 29, 2004*
3.4	Amended and Restated Articles of Incorporation Filed November 8, 2005*
3.5	By-Laws*
14	Code of Ethics**
31	Certification of Hernando A. Cruz, Company's CEO and CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Hernando A. Cruz, Company's CEO and CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Registration Agreement of Mark L. Meriwether*
* Attached as exhibits to our 10-SB Registration Statement and incorporated herein by reference.
** Attached as Exhibit 14 to our Annual Report for our fiscal year ended December 31, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	April 15, 2011	By:	/s/Hernando A. Cruz
Hernando A. Cruz, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	April 15, 2011	By:	/s/Hernando A. Cruz
Hernando A. Cruz, Chief Executive Officer, Chief Financial Officer and Director

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hernando A. Cruz certify that:

1. I have reviewed the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "Report") of Microsmart Devices, Inc. (the "Registrant");

2. Based on my knowledge, the Report does not contain any un true statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

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

Dated: April 15, 2011	/s/ Hernando A. Cruz Hernando A. Cruz Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "Report") of Microsmart Devices, Inc. (the "Registrant"), I, Hernando A. Cruz, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: April 15, 2011	/s/ Hernando A. Cruz Hernando A. Cruz Chief Executive Officer and Chief Financial Officer