Form 10-Q
period 2011-03-31
Microsmart Devices, Inc.
filed 2011-05-20
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to______

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
NA
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

(1)  ☒Yes     ☐ No       (2)  ☒Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐  The Registrant does not have a website.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer and 'smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NONE, NOT APPLICABLE

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   May 20, 2011-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	MAR 31, 2011	DEC 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$--	$--
Total current assets	--	--

Total assets	$--	$--

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$45,787	$76,556
Accrued liabilities-related parties	131,205	96,968
Total current liabilities	176,992	173,524

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(336,422)	(332,954)
Total stockholders' (deficit)	(176,992)	(173,524)

Total liabilities and stockholders' (deficit)	$--	$--

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH MAR 31, 2011

Revenues	$--	$--	$6,891

Cost of Sales	--	--	4984

Gross Profit	--	--	1,907

Operating expenses:
General and administrative expenses	3,468	6,615	338,329

Total operating expenses	3,468	6,615	338,329

Operating loss	(3,468)	(6,615)	(336,422)

Provision for taxes	--	--	--

Net Loss	$(3,468)	$(6,615)	$(336,422)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.42)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	792,926

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH MAR 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,468)	$(6,615)	$(336,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accounts payable	(30,769)	6,615	45,787
Increase/(decrease) in accrued liabilities-related party	34,237	--	255,713
Contributions for capital expenses	--	--	8,026
Issuance of common stock for expenses	--	--	4,396
Net cash used in operating activities	--	--	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued	--	--	22,500

Net cash provided by financing activities	--	--	22,500

Net increase (decrease) in cash	--	--	--

Cash and cash equivalents, beginning of period	--	--	--

Cash and cash equivalents, end of period	--	--	--

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$--	$--	$--
Debt settled for equity	$--	$--	$124,508

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2011. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 3- RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of March 31, 2011 and December 31, 2010 was $131,205 and $96,968, respectively.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward- looking statements to reflect events or circumstances occurring after the date of such statements.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining its good standing or to the payment of its Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management or principal stockholders as loans to the Company. There is no agreement that management or anyone else will advance these funds. Because the Company has not determined any business or industry in which its operations will be commenced it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

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

Results of Operations

The Company had no revenues for the three months ended March 31, 2011, and 2010; and the Company incurred net losses of ($3,468) and ($6,615), respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total ($336,422) since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2011, the Company had no cash resources.

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

Item 4. [REMOVED AND RESERVED]

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1	Certification of Hernando A. Cruz. the Company's CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Hernando A. Cruz pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Dated: May 20, 2011	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director