Form 10-Q
period 2011-06-30
Microsmart Devices, Inc.
filed 2011-08-15
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

(1)  ☒Yes     ☐ No       (2)  ☒Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐  [The Registrant does not have a website.]

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

NONE, NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  August 15, 2011-1,157,472

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2011	DEC 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$--	$--
Total current assets	--	--

Total assets	$--	$--

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$--	$76,556
Accrued liabilities-related parties	207,940	96,968
Total current liabilities	207,940	173,524

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	--	--
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(367,370)	(332,954)
Total stockholders' (deficit)	(207,940)	(173,524)

Total liabilities and stockholders' (deficit)	$--	$--

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE THREE MONTHS ENDED JUN 30, 2010	FOR THE SIX MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH JUN 30, 2011

Revenues	$--	$--	$--	$--	$6,891

Cost of Sales	--	--	--	--	4984

Gross Profit	--	--	--	--	1,907

Operating expenses:
General and administrative expenses	30,948	20,061	34,416	26,676	369,277

Total operating expenses	30,948	20,061	34,416	26,676	369,277

Operating loss	(30,948)	(20,061)	(34,416)	(26,676)	(367,370)

Provision for taxes	--	--	--	--	--

Net Loss	$(30,948)	$(20,061)	$(34,416)	(26,676)	(367,370)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.03)	(0.02)	(0.46)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	1,157,472	1,157,472	799,992

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

	FOR THE SIX MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH JUN 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,416)	$(26,676)	$(367,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accounts payable	(76,556)	26,275	--
Increase/(decrease) in accrued liabilities-related party	110,972	401	332,448
Contributions for capital expenses	--	--	4,396
Issuance of common stock for expenses	--	--	8,026
Net cash used in operating activities	--	--	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued	--	--	22,500

Net cash provided by financing activities	--	--	22,500

Net increase (decrease) in cash	--	--	--

Cash and cash equivalents, beginning of period	--	--	--

Cash and cash equivalents, end of period	--	--	--

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$--	$--	$--
Related party debt forgiveness	$--	$--	$124,508

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2011. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 3- RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of June 30, 2011 and December 31, 2010 was $207,940 and $96,968, respectively.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to the Company on acceptable terms. The estimated costs associated with reviewing a potential business venture would be mainly for due diligence, and could cost from $5,000 to $25,000 or more. These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise these funds, if needed.

Results of Operations

The Company had no revenues for the three months ended June 30, 2011, and 2010; and the Company incurred net losses of $30,948 and $20,061, respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company had no revenues for the six months ended June 30, 2011 and 2010; and the Company incurred net loses of $34,416 and $26,676 respectively, during the periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total $367,370 since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2011, the Company had no cash resources.

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

MICROSMART DEVICES, INC.

Dated: August 15, 2011	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director