Form 10-Q
period 2011-09-30
Microsmart Devices, Inc.
filed 2011-11-14
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ x ]   No  [   ]  [The Registrant does not have a website.]

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

NONE, NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  November 14, 2011-1,157,472

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2011	DEC 31, 2010
	Unaudited	Audited
Assets
Current assets
Cash and cash equivalents	$--	$--
Total current assets	--	--

Total assets	$--	$--

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$10,406	$76,556
Accrued liabilities-related parties	207,940	96,968
Total current liabilities	218,346	173,524

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	--	--
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	158,273	158,273
Deficit accumulated during development stage	(377,776)	(332,954)
Total stockholders' (deficit)	(218,346)	(173,524)

Total liabilities and stockholders' (deficit)	$--	$--

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

	FOR THE THREE MONTHS ENDED SEPT 30, 2011	FOR THE THREE MONTHS ENDED SEPT 30, 2010	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FOR THE NINE MONTHS ENDED SEPT 30, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH SEPT 30, 2011

Revenues	$--	$--	$--	$--	$6,891

Cost of Sales	--	--	--	--	4984

Gross Profit	--	--	--	--	1,907

Operating expenses:
General and administrative expenses	10,406	21,436	44,822	48,112	379,683

Total operating expenses	10,406	21,436	44,822	48,112	379,683

Operating loss	(10,406)	(21,436)	(44,822)	(48,112)	(377,776)

Provision for taxes	--	--	--	--	--

Net Loss	$(10,406)	$(21,436)	$(44,822)	(48,112)	(377,776)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	(0.04)	(0.47)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	1,157,472	1,157,472	806,862

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FOR THE NINE MONTHS ENDED SEPT 30, 2010	FROM INCEPTION (AUG. 18, 1998) THROUGH SEPT 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,822)	$(48,112)	$(377,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase/(decrease) in accounts payable	(66,150)	29,691	10,406
Increase/(decrease) in accrued liabilities-related party	110,972	18,421	332,448
Contributions for capital expenses	--	--	4,396
Issuance of common stock for expenses	--	--	8,026
Net cash used in operating activities	--	--	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued	--	--	22,500

Net cash provided by financing activities	--	--	22,500

Net increase (decrease) in cash	--	--	--

Cash and cash equivalents, beginning of period	--	--	--

Cash and cash equivalents, end of period	--	--	--

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$--	$--	$--
Related party debt forgiveness	$--	$--	$124,508

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

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2011. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 3- RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of September 30, 2011 and December 31, 2010 was $207,940 and $96,968, respectively.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5-SUBSEQUENT EVENTS

On November 8, 2011, we raised $12,000 by issuing a Convertible Promissory Note (the "Note") to one accredited investor. The Note is due on December 31, 2013 (the "Due Date"), bears interest at the rate of 5% per annum payable at maturity and is convertible at the election of the lender into 240,000 shares of our common stock at any time after December 31, 2012 and prior to the Due Date. We have the right to prepay the Note at any time without penalty or premium unless the lender elects to convert the principal of and interest on the Note into 240,000 shares of our common stock within 3 business days of receiving our Notice of Prepayment. We also have the right to compel the lender to accept 240,000 shares of our common stock if we are unable to pay the principal of and interest on this Note on the Due Date.

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

Results of Operations

The Company had no revenues for the three months ended September 30, 2011, and 2010; and the Company incurred net losses of $10,406 and $21,436, respectively, during these periods, primarily as a result of legal and accounting expenses.

The Company had no revenues for the nine months ended September 30, 2011 and 2010; and the Company incurred net losses of $44,822 and $48,112 respectively, during the periods, primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total $377,776 since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2011, the Company had no cash resources. On November 8, 2011, we raised $12,000 by issuing a Convertible Promissory Note (the "Note") to one accredited investor. The Note is due on December 31, 2013 (the "Due Date"), bears interest at the rate of 5% per annum payable at maturity and is convertible at the election of the lender into 240,000 shares of our common stock at any time after December 31, 2012 and prior to the Due Date. We have the right to prepay the Note at any time without penalty or premium unless the lender elects to convert the principal of and interest on the Note into 240,000 shares of our common stock within 3 business days of receiving our Notice of Prepayment. We also have the right to compel the lender to accept 240,000 shares of our common stock if we are unable to pay the principal of and interest on this Note on the Due Date.

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

MICROSMART DEVICES, INC.

Dated: November 14, 2011	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director