Form 10-K
period 2011-12-31
Microsmart Devices, Inc.
filed 2012-03-30
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number. 000-51658

MICROSMART DEVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 Meadow Street, Litchfield, Connecticut	06759
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files) Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an "accelerated filer, a "non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]     Accelerated filer [   ]

Non-accelerated filer [    ]      Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of the last business day of the registrant's most recently completed second quarter (June 30, 2011) was $159,081.

On June 30, 2011, there were approximately 159,081 shares of common voting stock of the Issuer held by non-affiliates that have been valued at $1.00 per share.

As of March 29, 2012 there were 1,157,472 shares of common stock outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1. Business

Organization

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Microsmart Devices, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

The Company was organized pursuant to the laws of the State of Nevada on August 18, 1998, under the name "Design by Robin, Inc.," for the primary purpose of designing, manufacturing and marketing items of women's and girl's apparel.

During 1998 and 1999, we offered a minimum of 200,000 and a maximum of 500,000 of our shares of common stock at $0.10 per share. We closed on the offering in June 1999, selling 200,000 shares for gross proceeds of $20,000. These proceeds were used to design and manufacture clothing. These operations were unsuccessful and were abandoned in 2000.

Effective May 14, 2001, we changed our name from "Design by Robin, Inc. to "Neosphere Technologies, Inc."

On May 24, 2001, we entered into a Plan and Agreement of Reorganization (the "Reorganization Agreement") with Globalnet Technologies, Inc., a Delaware corporation ("Globalnet"), whereby we were to acquire all of the issued and outstanding shares of Globalnet. This Reorganization Agreement was retroactively rescinded on March 30, 2002 by mutual consent of the parties and the stock of the subsidiary was returned to the previous owners. All shares issued under the Reorganization Agreement were returned and cancelled, except for 85,728 pre-split shares, which were cancelled on August 8, 2006.

Effective July 5, 2004, we changed our name from Neosphere Technologies, Inc. to our present name, "Microsmart Devices, Inc.," and we effected a reverse split of our outstanding shares of common stock on a basis of one share for 35. All computations herein take into account this reverse split.

 On November 8, 2005, we filed Amended and Restated Articles of Incorporation with the State of Nevada, to among other things, increase our authorized capital stock from 3,500,000 shares to 110,000,000 shares, par value $0.001 per share, of which 10,000,000 shares are designated as preferred stock. The increase in capitalization and the addition of a class of preferred stock was thought necessary to ensure that we had the flexibility to issue shares of various classes, and allow us more flexibility in structuring acquisitions, reorganizations and mergers.

 Effective August 7, 2006, we declared a dividend of three for one on our outstanding common stock. All computations herein take into account this dividend.

Business

We were originally focused on becoming involved in designing, manufacturing and marketing women's and girl's apparel. These activities were unsuccessful and were abandoned in 2000. Since such time, we have conducted virtually no business other than organizational matters and filing our registration statement and periodic reports with the Securities and Exchange Commission (the "Commission" or the "SEC"). We have abandoned our business plan and are now seeking an operating company with which to merge or to acquire.

We are now deemed to be a blank check company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements provided that we are able to obtain the funds from our principal shareholder or others to pay for effecting such compliance.

Our current business plan is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" that is engaged in any industry selected. Accordingly, when and if we will select either an industry or business in which to engage in or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

Although we are not currently engaged in any substantive business activity, we have had preliminary discussions with other companies concerning a possible transaction. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. The commencement of any business opportunity will be preceded by the consideration and adoption of a business plan. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws. Amendments to Form 8-K by the Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These amendments to Form 8-K may eliminate many of the perceived advantages of these types of transactions. These types of transactions are customarily referred to as "reverse mergers" in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

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

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company's management services and the depth of its management; the business or the company's potential for further research, development or exploration; risk factors specifically related to the business or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze. Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Also, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives. Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's present and former directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our company. Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our "promoters" or "founders," or our "affiliates," could be required to be resold under an effective registration statement filed with the Commission because subparagraph (i) of Rule 144 ("Rule 144") promulgated by the Commission makes Rule 144 unavailable to companies such as ours that are deemed to be "shell" or "blank check" companies. This provision could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others may refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Commission that includes any shares that are issued to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

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

An aggregate of 848,391 shares, constituting all of our shares of common stock owned by our former sole director and executive officer, Mark L. Meriwether ("Meriwether"), are subject to a registration agreement letter (the "Registration Agreement") restricting the resale of such sales. An aggregate of 848,391Shares of common stock owned by our current principal stockholder, Crowther Holdings Ltd., a Turk and Caicos corporation ("Crowther") were purchased from Meriwether and are also subject to resale restrictions under the Registration Agreement. Also, neither Meriwether nor Crowther will be able to sell his or its shares under Rule 144.

Competition

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our company or any other entity in the strata of these endeavors; however, our company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPOs, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past decade.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Employees

The Company's only employee is its sole officer and director who will devote as much time as is necessary to carry out the affairs of the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

Our principal executive office is located at, 79 Meadow Street, Litchfield, Connecticut. Such office space is minimal and provided to us at no cost.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board ("OTCBB") since June 10,1998 under the symbol "MCMV". There has been no active trading in the Company's securities, and there has been no bid or ask prices quoted.

The shares of our common stock owned by Meriwether and Crowther are subject to a Registration Agreement. In accordance with this Registration Agreement, neither Meriwether nor Crowther will be able to sell his or its holdings pursuant to Rule 144 in "routine trading transactions," because his or its public sales, if any, must be made pursuant to an effective registration statement filed with the Commission. Any person who acquires any of these securities in a private transaction from Meriwether or Crowther will be subject to the same resale requirements.

Holders

As of March 29, 2012, there were 50 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

There have been no purchases of equity securities by us or any affiliated purchasers during the fiscal year ended December 31, 2011.

Item 6. Select Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

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

Plan of Operation

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officer and director of the Company may not have had any experience in the proposed business. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

We had no revenues during the years ended December 31, 2011 and December 31, 2010.

We had $0 in cash and cash equivalents as of December 31, 2011. We had a net loss of $61,885 for the year ended December 31, 2011, a net loss of $62,386 for the year ended December 31, 2010. General and administrative expenses for both years consisted primarily of legal and accounting expenses relating to our reporting requirements.

We have incurred a cumulative net loss of $394,839 for the period August 18, 1998 (inception) to December 31, 2011.

Liquidity

At December 31, 2011, we had no cash resources. In addition, the Company had a working capital deficiency and stockholders' deficiency of $223,409 at December 31, 2011.

During 2009, 2010 and 2011, Crowther, our principal stockholder advanced funds to the Company and paid expenses on behalf of the Company in the aggregate amount of $207,940 which is outstanding at December 31, 2011. These loans are unsecured, non-interest bearing and payable on demand. Crowther is not obligated to continue providing funding to the Company and may not be willing or able to continue to do so in the future.

On November 8, 2011, we issued a convertible promissory note to one accredited investor. The note is due on December 31, 2013, bears interest at the rate of 5% per annum and is convertible at the election of the lender into 240,000 shares of our common stock at any time after December 31, 2012 at $0.05 per share. We have the right to prepay the note at any time without penalty or premium unless the lender elects to convert the note into 240,000 shares of our common stock within 3 business days of receiving our notice of prepayment. We also have the right to compel the lender to accept 240,000 shares of our common stock if we are unable to pay the principal of and interest on the note when due.

The focus of our efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. We have considered various business alternatives including the possible acquisition of an existing business, but to date have found possible opportunities unsuitable or excessively priced. We do not contemplate limiting the scope of our search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. We presently own no real property and currently have no intention of acquiring any such property. Our significant expected expenses are comprised primarily of professional fees incident to our reporting requirements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available, or if available, on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will improve the Company's operating results.

The financial statements contained herein for the period ending December 31, 2011, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2011, contain additional disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of completing a business combination, for the next twelve months. Accordingly, in the event the Company identifies a business combination during this period, it anticipates that its existing capital will be insufficient to allow it to accomplish the goal of completing a business combination. There is no assurance that there will be available funds to allow the Company it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item 7A.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Microsmart Devices, Inc.

We have audited the accompanying balance sheets of Microsmart Devices, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception [August 18, 1998] through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsmart Devices, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 and for the period from inception [August 18, 1998] through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses, no assets, negative working capital, and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2012

Microsmart Devices Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$ 14,545	$ 76,556
Accrued liabilities-related parties	207,940	96,968
Total current liabilities	222,485	173,524

Convertible notes payable-net	924	-

Total liabilities	223,409	173,524

Stockholders' (deficit)
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-

Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	170,273	158,273
Deficit accumulated during development stage	(394,839)	(332,954)
Total stockholders' (deficit)	(223,409)	(173,524)

Total liabilities and stockholders' (deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.
(A Development Stage Company)
Statement of Operations
For the Years Ended December 31, 2011 and 2010,
and from Inception (Aug. 18, 1998) through December 31, 2011

	Year Ended		From
			Inception
	December 31		(Aug. 18, 1998)
			Through
	2011	2010	December 31, 2011

Revenues	$ -	$ -	$ 6,891

Cost of Sales	-	-	4984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	60,961	62,386	395,822

Total operating expenses	60,961	62,386	395,822

Operating loss	(60,961)	(62,386)	(393,915)

Interest expense	(924)	( -)	(924)

Loss before taxes	(61,885)	(62,386)	(394,839)

Provision for income taxes	-	-	-

Net Loss	($61,885)	($62,386)	($394,839)

Basic and diluted net loss per common share	($0.05)	($0.05)	($0.49)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	813,474

The accompanying notes are an integral part of these financial statements

Microsmart Devices Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010,
and from Inception (Aug. 18, 1998)
through December 31, 2010

			For the Period
			From
			Inception
			(Aug. 18, 1998)
	Year Ended	Year Ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($61,885)	($62,386)	($394,839)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	924		924

Increase/(decrease) in accounts payable	(62,011)	58,965	14,545

Increase/(decrease) in accrued liabilities-related party	110,972	3,421	332,448

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	(12,000)	-	(34,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued	-	-	22,500
Convertible note payable	12,000	-	12,000

Net cash provided by financing activities	-	-	34,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	-	-	-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ -	$ -	$ -

Debt settled for equity	$ -	$ -	$ 124,508

The accompanying notes are integral part of these financial statements

Microsmart Devices Inc.
(A Development Stage Company)
Statements of Stockholders' Equity/(Deficit)
From Inception (Aug. 18, 1998) through December 31, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, August 18, 1998	-	$ -	$ -	$ -	$ -
Issuance of common stock for inventory-
net of costs	214,314	214	7,812	-	8,026
Net loss for 1998	-	-	-	(2,200)	(2,200)
Balance at December 31, 1998	214,314	214	7,812	(2,200)	5,826
Capital Contributions for expenses	-	-	3,221	-	3,221
Issuance of common stock for cash	85,728	86	19,914	-	20,000
Net loss for 1999	-	-	-	(10,475)	(10,475)
Balance at December 31, 1999	300,042	300	30,947	(12,675)	18,572
Net loss for 2000	-	-	-	(18,509)	(18,509)
Balance at December 31, 2000	300,042	300	30,947	(31,184)	63
Issuance of common stock for reorganization	85,728	86	(86)	-	-
Net loss for 2001	-	-	-	(63)	(63)
Balance at December 31,2001	385,770	386	30,861	(31,247)	0
Net loss for 2002	-	-	-	-	-
Balance at December 31, 2002	385,770	386	30,861	(31,247)	0
Net loss for 2003	-	-	-	-	-
Balance at December 31, 2003	385,770	386	30,861	(31,247)	0
Capital Contributions for expenses	-	-	1,175	-	1,175
Issuance of common stock for cash	857,418	857	1,643	-	2,500
Net loss for 2004	-	-	-	(9,137)	(9,137)
Balance at December 31, 2004	1,243,188	1,243	33,679	(40,384)	(5,462)
Net loss for 2005	-	-	-	(21,305)	(21,305)
Balance at December 31, 2005	1,243,188	1,243	33,679	(61,689)	(26,767)
Cancellation of stock	(86,716)	(86)	86	-	-
Net loss for 2006	-	-	-	(62,867)	(62,867)
Balance at December 31, 2006	1,157,472	1,157	33,766	(124,556)	(89,634)
Capital contribution for expenses and assumption of liabilities	-	-	124,508	-	124,508
Net loss,December 31, 2007	-	-	-	(52,614)	(52,614)
Balance at December 31, 2007	1,157,472	1,157	158,273	(177,170)	(17,740)
Net loss for 2008	-	-	-	(42,365)	(42,365)
Balance at December 31, 2008	1,157,472	1,157	158,273	(219,535)	(60,105)
Net loss for 2009	-	-	-	(51,033)	(51,033)
Balance at December 31, 2009	1,157,472	1,157	158,273	(270,568)	(111,138)
Net loss for 2010	-	-	-	(62,386)	(62,386)
Balance at December 31, 2010	1,157,472	1,157	158,273	(332,954)	(173,524)
Net loss for 2011				(61,885)	(61,885)
Additional paid in capital			12,000		12,000
Balance at December 31, 2011	1,157,472	$1,157	$170,273	$(394,839)	$(223,409)

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

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks. The Company has $0 as of December 31, 2011 and 2010.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line or declining balance method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. There are no depreciable assets as of December 31, 2011 and 2010.

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

Net Loss Per Common Share

Basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive common share equivalents. As of the year ended December 31, 2011 and 2010, there were 240,000 potentially dilutive shares equivalents.  Due to the net loss, these would be anti-dilutive and have been excluded from the calculations.

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

Impact of New Accounting Standards

Fair Value Measurement- In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

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

NOTE C PLAN AND AGREEMENT OF REORGANIZATION

On May 24, 2001, the Company entered into a plan and agreement of reorganization with Globalnet Technologies, Inc. in which the Company acquired all the outstanding stock of Globalnet, Inc. (subsidiary). On March 30, 2002, the agreement was retroactively rescinded, by mutual agreement between the parties, and the stock of the subsidiary was returned to the previous owners. The stock of the Company issued under the agreement was returned and canceled, except for 86,716, which was canceled on August 8, 2006.

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

NOTE E ACCOUNTING FOR INCOME TAXES

For income tax reporting purposes, the Company's net operating loss carryforwards of $394,839, which begin expiring in 2018, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result there can be no assurance that some or all of the Company's net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

The Company has the following carryforwards available at December 31, 2011

Operating Loss
Expires	Amount
2018	$ 2,200
2019	10,475
2020	18,509
2021	63
2022	0
2023	0
2024	9,137
2025	21,305
2026	62,867
2027	52,614
2028	42,365
2029	51,033
2030	62,386
2031	61,885
$394,839

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses. The valuation allowance increased by $9,282 to $59,226 as of December 31, 2011 from $49,944 as of December 31, 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2010 are as follows:

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2031)	394,839	15.00%	$ 59,226
Valuation Allowance			(59,226)
Deferred Tax Asset			$ -

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Expected Provision / Benefit (based on statutory rates)	$ (9,282)
Effect of:: Increase / (Decrease) in valuation allowance	9,282
Total actual provision	$ -

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

The Company has filed income tax returns in the US. All years prior to 2008 are closed by expiration of the statute of limitations. The tax year ended December 31, 2008, will close by expiration of the statute of limitations on April 5, 2012. The years ended December 31, 2009, 2010, and 2011 are open for examination.

NOTE F RELATED PARTY PAYABLE

During the year 2011 and 2010, the majority shareholder loaned funds of $110,972 and $3,421, respectively to the Company to cover operating expenses. A balance of $207,940 is outstanding as of December 31, 2011, is unsecured, non-interest bearing, due and payable on demand.

NOTE G CONCENTRATIONS

The Company depends significantly on funding from a shareholder to meet its obligations and maintain its filing status. If funds from the shareholder were no longer available, the Company may experience significant adverse affects including the need to cease operations.

NOTE H CONVERTIBLE NOTE PAYABLE

On November 8, 2011, the Company signed a $12,000 convertible promissory note with a third party. The note bears interest at 5% per annum and will be due on December 31, 2013. The note has conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at a price of $0.05.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on the above mentioned notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock. The value of the BCF of the note has been calculated at $72,000, but has been limited to the proceeds of $12,000. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We had no disagreements on accounting practices or procedures or financial disclosures with our accounting firm during the reporting periods covered by this report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management's report in this annual report.

Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company will address these concerns at the earliest possible opportunity.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Hernando A. Cruz has been Chief Executive Officer, Chief Financial Officer and the sole director of the Company since January 25, 2011. Mr. Cruz will serve until the next annual meeting of the stockholders or until his successor is elected and qualified, or his prior resignation or termination.

Mr. Cruz, age 51, is currently and since 2010 has been: (i) On July 31,2010 to present Mr. Cruz has held the position of President and Chief Operating Officer and a Director of Solsun Holdings, Inc., a privately owned Nevada corporation providing green technologies and services through alliances with strategic partners in the energy, water and habitat fields, (ii) Since December 1, 2010 to current Mr. Cruz has served as an advisor and participant for Gary Katz, Esq. a stakeholder in roundtable meetings of Commercial Property Owners for Houston's East Side Urban Development, (iii) in February 17, 2011 to current Mr. Cruz has held the position of President and Chief Operating Officer of First Global Benefits Corporation a Benefit Managing Agency wholesaling Benefit Products to Insurance by Association Carriers in the United States and Puerto Rico (iii). For more than four years prior to assuming such positions, Mr. Cruz held various positions: He was President and CEO of Solsun, Inc., from December 27, 2009 to April 30, 2010; April 30, 2010 to Present with Solsun International, Inc. and Partner with AguadAire, LLC and Bethel Global Energy, LLC. Also, from 2004 to current Mr. Cruz is a licensed Public Insurance Adjuster in the United States Virgin Islands and as an Independent Insurance Adjuster and General Lines Agent in Florida. Prior to that he has worked in California, Florida, North Carolina, Georgia, Puerto Rico and the United States Virgin Islands in the insurance industry specializing in risk management and multiple line coverage including environmental and time element losses sustained by major Fortune 500 companies. Mr. Cruz, an advocate of accurate and fair loss mitigation and environmental loss assessment, advised hundreds of businesses and condominium associations who sustained multi-million dollar property losses. He structured property loss assessment strategies necessary to comply with very complex commercial tailor made insurance contracts. In 2010, Mr. Cruz served as a consultant for BELFOR USA in the aftermath of the Georgia 500 year floods. Mr. Cruz has written several articles on loss mitigation and risk management for the Community Association Institute Gold Coast Chapter and the Florida Underwriters Surplus Lines Magazine. He has also served as a Continuing Education Instructor for the former Caribbean School of Insurance in San Juan Puerto Rico and was a special guest speaker in the aftermath of Hurricane Wilma in the November 2005 meeting held by the West Boca City Counsel.

Mr. Cruz received a BS from the University of Connecticut in 1982, with a major in marketing, and holds a postgraduate designation from the Insurance Institute of America.

Family Relationships

There are no family relationships between our officers and directors.

Our director and officer is not a director in any other U.S. reporting companies, nor has he been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which our officer and director, or any of his associates, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics

We have adopted a Code of Ethics, and it was filed as Exhibit 14 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements, except that Hernandez Cruz, our Chief Executive Officer, Chief Financial Officer and a director failed to file a Form 3 disclosing his appointment to such positions.

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

Audit Committee

We do not have an Audit Committee due to the size of our operations.

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, The Board is of the opinion that such committee is not necessary since the Company has only one. Director. There is a potential conflict of interest in that our director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Gregory D. Morgan CEO, Secretary, Treasurer and director (1)	2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Hernando A. Cruz CEO, CFO and director (2)	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Mr. Morgan resigned as an officer and director of our company on January 24, 2011.

(2) Mr. Cruz became an officer and director of our Company on January 25, 2011.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during 2011, or 2010. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

No director or executive officer has been granted any option or stock appreciation rights since our date of incorporation on August 18, 1998.

We have no employment agreements with our director and executive officer.

As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Since our incorporation on August 18, 1998, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no long-term equity incentive plans.

Compensation of Directors

Since our incorporation on August 18, 1998, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 29, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,157,472 shares of our common stock issued and outstanding as of March 29, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Microsmart Devices, Inc., 79 Meadow Street, Litchfield, Connecticut 06759.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Crowther Holdings Ltd. 79 Meadow Street, Litchfield, Connecticut 06759	848,391*	73.3%
Hernandez A. Cruz, CEO, CFO and director	0	0
All directors and executive officers as a group (one person)	0	0

* Gregory D. Morgan is the sole owner of Crowther and as such has sole voting and investment power as to such shares. An aggregate of 848,391 shares which were purchased from Meriwether are subject to resale restrictions under the Registration Agreement. Crowther will not be able to sell its shares under Rule 144.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During 2011 and 2010, Crowther, our majority shareholder loaned an aggregate of $110,972 and $3,421, respectively, to the Company to cover operating expenses. These loans are unsecured, non-interest bearing and payable upon demand. A balance of $207,940 is outstanding as of December 31, 2011. Gregory Morgan, our former chief executive officer and director, is the sole owner of Crowther.

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

Item 14. Principal Accounting Fees and Services

Our principal independent accountant is Mantyla McReynolds, LLC

The following is a summary of the fees billed to us by our principal independent accountant during the fiscal years ended December 31, 2011, and 2010

Fee Category	2011	2010
Audit Fees	$13,256	$13,540
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$13,256	$13,540

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

None

Exhibits
3.1	Articles of Incorporation Filed August 18, 1998*
3.2	Articles of Amendment Filed May 14, 2001*
3.3	Articles of Amendment Filed June 29, 2004*
3.4	Amended and Restated Articles of Incorporation Filed November 8, 2005*
3.5	By-Laws*
4.1	Convertible Promissory Note, dated November 8, 2011
14	Code of Ethics**
31	Certification of Hernando A. Cruz, Company's CEO and CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Hernando A. Cruz, Company's CEO and CFO, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Registration Agreement of Mark L. Meriwether*
* Attached as exhibits to our Registration Statement on Form 10-SB filed with the SEC on December 9, 2005 and incorporated herein by reference.
** Attached as Exhibit 14 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 filed with the SEC on April 17, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Date:	March 30, 2012	By:	/s/Hernando A. Cruz
Hernando A. Cruz, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Date:	March 30, 2012	By:	/s/Hernando A. Cruz
Hernando A. Cruz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting and Financial Officer)

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hernando A. Cruz certify that:

1. I have reviewed the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Report") of Microsmart Devices, Inc. (the "Registrant");

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

Dated: March 30, 2012	/s/ Hernando A. Cruz Hernando A. Cruz Chief Executive Officer and Chief Financial Officer(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Report") of Microsmart Devices, Inc. (the "Registrant"), I, Hernando A. Cruz, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: March 30, 2012	/s/ Hernando A. Cruz Hernando A. Cruz Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)