Form 10-Q
period 2012-03-31
Microsmart Devices, Inc.
filed 2012-05-15
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

*     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to______

Commission File Number: 000-51658

MICROSMART DEVICES, INC.
(Exact name of registrant as specified in its charter)
NEVADA	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
79 MEADOW STREET, LINCHFIELD, CT	06759
(Address of principal executive offices)	(Zip Code)
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

(1)  ☒Yes     * No       (2)  ☒Yes       * No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  *  The Registrant does not have a website.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer and 'smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer *	Accelerated filer *
Non-accelerated filer *	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No *

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

NONE, NOT APPLICABLE

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes *    No  *

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   May 14, 2012-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011

Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$29,031	$14,545
Accrued liabilities-related parties	207,940	207,940
Total current liabilities	236,971	222,485

Convertible notes payable-net	2,310	924

Total liabilities	239,281	223,409

Stockholders' deficit

Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	172,865	170,273
Deficit accumulated during development stage	(413,303)	(394,839)
Total stockholders' deficit	(239,281)	(223,409)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

			From
			Inception
	FOR THE THREE	FOR THE THREE	(Aug. 18, 1998)
	MONTHS ENDED	MONTHS ENDED	Through
	MARCH 31, 2012	MARCH 31, 2011	March 31, 2012

Revenues	$-	$-	$6,891

Cost of Sales	-	-	4,984

Gross Profit	-	-	1,907

Operating expenses:

General and administrative expenses	14,249	3,468	410,071

Total operating expenses	14,249	3,468	410,071

Operating loss	(14,249)	(3,468)	(408,164)

Interest Expense	(4,215)	(-)	(5,139)

Loss before taxes	(18,464)	(3,468)	(413,303)

Provision for income taxes	-	-	-

Net Loss	$(18,464)	$(3,468)	$(413,303)

Basic and diluted net loss per common share	($0.02)	($0.01)	($0.50)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	819,772

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

			For the Period
			From
			Inception
	FOR THE THREE	FOR THE THREE	(Aug. 18, 1998)
	MONTHS ENDED	MONTHS ENDED	Through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,464)	$($3,468)	$($413,303)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	1,386	-	2,310
Non-Cash interest expense	2,592	-	2,592
Increase/(decrease) in accounts payable	14,486	(30,769)	29,031

Increase/(decrease) in accrued liabilities-related party	-	34,237	332,448

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	-	-	(34,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued			22,500
Convertible note payable	-	-	12,000

Net cash provided by financing activities	-	-	34,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-	$-

Debt settled for equity	-	-	124,508
The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2- GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2012. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3- RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of March 31, 2012 and December 31, 2011 was $207,940. Interest is being imputed at the rate of 5% per annum with an increase to Additional Paid in Capital.

NOTE 4- IMPACT OF NEW ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5-SUBSEQUENT EVENTS

On April 2, 2012, we raised $30,000 by issuing a Convertible Promissory Note (the "Note") to one accredited investor. The Note is due on December 31, 2013 (the "Due Date"), bears interest at the rate of 5% per annum payable at maturity and is convertible at the election of the lender into 600,000 shares of our common stock at any time after December 31, 2012 and prior to the Due Date. We have the right to prepay the Note at any time without penalty or premium unless the lender elects to convert the principal and interest on the Note into 600,000 shares of our common stock within 3 business days of receiving our Notice of Prepayment. We also have the right to compel the lender to accept 600,000 shares of our common stock if we are unable to pay, and in lieu of paying the principal and interest on this Note on the Due Date.

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

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining its good standing or to the payment of its Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, any of which may be advanced by management, principal stockholders or others as loans to the Company. There is no agreement that management or anyone else will advance these funds. Because the Company has not determined any business or industry in which its operations will be commenced it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

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

Results of Operations

The Company had no revenues for the three months ended March 31, 2012, and 2011; and the Company incurred net losses of $18,464 and $3,468, respectively. For the March 31, 2012 period the increase is attributable to the timing of professional services and in part to interest on debt, while the March 31, 2011 period is primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total $413,303 since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At March 31, 2012, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no market risk sensitive instruments.

Item 4. Controls and Procedures.

Management's report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our management have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

None: not applicable.

Item 4. Mine Safety Disclosures.

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1	Certification of Hernando A. Cruz, the Company's President, Secretary/Treasurer and Director, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Hernando A. Cruz, the Company's President, Secretary/Treasurer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Dated: May 15, 2012	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director