Form 10-Q/A
period 2012-03-31
Microsmart Devices, Inc.
filed 2012-05-17
CIK 1339225

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

Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   May 14, 2012 - 1,157,472

EXPLANATORY NOTE

This amendment is required in order to correct the deficiency in the Exhibits originally filed with the Quarterly Report on Form 10-Q so that the Exhibits filed herewith comply with statutory requirements

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Dated: May 16, 2012	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director

In accordance with the Securities Exchange Act, this Amendment No. 1 on Form 10-Q/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

MICROSMART DEVICES, INC.

Dated: May 16, 2012	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director