Form 10-Q
period 2012-06-30
Microsmart Devices, Inc.
filed 2012-08-20
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to______

Commission File Number: 000-51658

MICROSMART DEVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0624567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 MEADOW STREET, LINCHFIELD,CT	06759
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X ]    No  [   ]  The Registrant does not have a website.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   August 19, 2012-1,157,472

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 1O-Q Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

Unaudited

	June 30, 2012	December 31, 2011

Assets

Current assets
Cash and cash equivalents- Note A	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$13,972	$14,545
Accrued liabilities-related parties	207,940	207,940
Total current liabilities	221,912	$222,485

Convertible notes payable - net related parties	7,983	924

Total liabilities	229,895	223,409

Stockholders' deficit
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	205,457	170,273
Deficit accumulated during development stage	(436,509)	(394,839)
Total stockholders' deficit	(229,895)	(223,409)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

					Inception (Aug. 18, 1998) Through
	FOR THE THREE	FOR THE THREE	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011	June 30, 2012

Revenues	$-	$-	$-	$-	$6,891

Cost of Sales	-	-	-	-	4,984

Gross Profit	-	-	-	-	1,907

Operating expenses:

General and administrative expenses	14,425	30,948	28,674	34,416	424,496

Total operating expenses	14,425	30,948	28,674	34,416	424,496

Operating loss	(14,425)	(30,948)	(28,674)	(34,416)	(422,589)

Interest Expense	(8,781)	-	(12,996)	-	(13,920)

Loss before taxes	(23,206)	(30,948)	(41,670)	(34,416)	(436,509)

Provision for income taxes	-	-	-	-	-

Net Loss	($23,206)	($30,948)	($41,670)	($34,416)	($436,509)

Basic and diluted net loss per common share	($0.02)	($0.03)	($0.04)	($0.03)	($0.53)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	1,157,472	1,157,472	825,844

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

			For the Period
			From
			Inception
	FOR THE SIX	FOR THE SIX	(Aug. 18, 1998)
	MONTHS ENDED	MONTHS ENDED	Through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	($41,670)	($34,416)	($436,509)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	7,059	-	7,983

Non-Cash interest expense	5,184	-	5,184

Increase/(decrease) in accounts payable	(573)	(76,556)	13,972

Increase/(decrease) in accrued liabilities-related party	-	110,972	332,448

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	(30,000)	-	(64,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued			22,500
Convertible note payable	30,000		42,000

Net cash provided by financing activities	30,000	-	64,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$ -	$ -	$ -

Debt settled for equity	-	-	124,508

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2012. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3 - RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of June 30, 2012 and December 31, 2011 was $207,940. Interest is being imputed at the rate of 5% per annum and is charged to Additional Paid in Capital.

On April 2, 2012, the Company signed a $30,000 convertible promissory note with a related party. The note bears interest at 5% per annum and will be due on December 31, 2013. The note has conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at a price of $0.05.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on the above mentioned note and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method stipulated in ASC 470. The value of BCF was determined based on the stock price on the day of commitment, the discounts as agreed to in the note, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock. The value of the BCF of the note has been calculated at $276,000, but has been limited to the proceeds of $30,000.The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the note.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 - SUBSEQUENT EVENTS

On July 31, 2012, pursuant to a purchase agreement (the "Purchase Agreement") among Crowther Holdings LTD, a Turks and Caicos Islands company ("Crowther"), and the principal stockholder of Microsmart Devices, Inc., a Nevada corporation (the "Company"), Settex PLC, a United Kingdom company ("Settex"), and Zentar Securities Ltd., a Swiss company ("Zentar" and together with "Settex", the "Purchasers" and each a "Purchaser"), Crowther sold an aggregate of 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company (the "Purchased Shares") to the Purchasers in the amounts set forth in Annex 1.1(b)(1) of the Purchase Agreement. The Purchase Agreement also provides for the transfer of certain outstanding unsecured non-interest bearing loans made between December 2007 and June 2011 by Crowther to the Company in the aggregate principle amount of $207,940 (the "Related Party Loans") to the Purchasers in the amounts listed on Annex 1.1(b)(1) to the Purchase Agreement. The Purchased Shares are subject to a registration agreement that provides that the Purchased Shares shall not be publicly sold unless and until (i) a registration statement filed with the SEC covering such Purchased Shares is effective; (ii) the SEC provides a "no action" letter which indicates that registration prior to resale is not required based upon an available exemption, or (iii) there is a finding by a United States District Court having original jurisdiction or a state court having concurrent jurisdiction regarding the Securities Act of 1933, as amended (the "Securities Act"), to the effect that the Purchased Shares can be resold without registration under the Securities Act.

Each of the Buyers is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated by the SEC under the Securities Act. The aggregate purchase price for the Purchased Shares was $254,517.30 (the "Purchase Price"), or $0.30 per share. The purchase and sale of the Purchased Shares took place at a closing (the "Closing") held on July 31, 2012, at which the Purchase Price was paid and the Related Party Loans were assigned by Crowther to the Purchasers.

Prior to the Closing, Crowther owned only the 848,391 Purchased Shares, which represents approximately 73.3% of the outstanding Common Stock. After giving effect to its sale of the Purchased Shares, Crowther does not own of record or beneficially any shares of Common Stock of the Company. As a result of the Closing, a change of control was effected.  The Purchasers beneficially own in the aggregate approximately 73.3% of the Company's issued and outstanding voting Common Stock following the acquisition of the 848,391 Purchased Shares. After giving effect to the transfer of the Related Party Loan to the Purchasers, Crowther will not be a creditor or affiliate of the Company.

The directors and officers will change after 10 days of the mailing of Schedule 14F-1 to the shareholders.

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

Results of Operations

The Company had no revenues for the three months ended June 30, 2012, and 2011, and the Company incurred net losses of $23,206 and $30,948, respectively. The loss for the June 30, 2012 period is attributable to the timing of professional services and in part to interest on debt, while the loss for the June 30, 2011 period is primarily as a result of legal and accounting expenses.

The Company had no revenues for the six months ended June 30, 2012, and 2011, and the Company incurred net losses of $41,670 and $34,416, respectively. The loss for the June 30, 2012 period is attributable to the timing of professional services and in part to interest on debt, while the loss for the June 30, 2011 period is primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total $436,509 since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At June 30, 2012, the Company had no cash resources.

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

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31	Certification of Hernando A. Cruz. the Company's CEO, Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Hernando A. Cruz pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Dated: August 20, 2012	By: /s/ Hernando A. Cruz Hernando A. Cruz President, Secretary/Treasurer and Director