Form 10-Q
period 2012-09-30
Microsmart Devices, Inc.
filed 2012-11-21
CIK 1339225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 1,157,472 shares of this issuer's common stock, par value, $0.001 per share as of November 20, 2012.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Balance Sheets

Unaudited

	September 30, 2012	December 31, 2011

Assets

Current assets
Cash and cash equivalents- Note A	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$3,740	$14,545
Accrued liabilities-related parties	242,940	207,940
Total current liabilities	246,680	$222,485

Convertible notes payable-net related parties	13,656	924

Total liabilities	260,336	223,409

Stockholders' deficit
Preferred stock, 10,000,000 shares authorized at $0.001 par value, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized at $0.001 par value, 1,157,472 shares issued and outstanding	1,157	1,157
Additional paid-in capital	208,342	170,273
Deficit accumulated during development stage	(469,835)	(394,839)
Total stockholders' deficit	(260,336)	(223,409)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

					From
					Inception
	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE	(Aug. 18, 1998)
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	Through
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	September 30, 2012

Revenues	$-	$-	$-	$-	$6,891

Cost of Sales	-	-	-	-	4,984

Gross Profit	-	-	-	-	1,907

Operating expenses:

General and administrative expenses	24,241	10,406	52,915	44,822	448,737

Total operating expenses	24,241	10,406	52,915	44,822	448,737

Operating loss	(24,241)	(10,406)	(52,915)	(44,822)	(446,830)

Interest Expense	(9,085)	-	(22,081)	-	(23,005)

Loss before taxes	(33,326)	(10,406)	(74,996)	(44,822)	(469,835)

Provision for income taxes	-	-	-	-	-

Net Loss	$(33,326)	$(10,406)	$(74,996)	$(44,822)	$(469,835)

Basic and diluted net loss per common share	($0.03)	($0.01)	($0.06)	($0.04)	($0.57)

Weighted average common shares outstanding, basic and diluted	1,157,472	1,157,472	1,157,472	1,157,472	831,765

The accompanying notes are an integral part of these financial statements

MICROSMART DEVICES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

			For the Period
			From
			Inception
	FOR THE NINE	FOR THE NINE	(Aug. 18, 1998)
	MONTHS ENDED	MONTHS ENDED	Through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(74,996)	$(44,822)	$(469,835)

Adjustments to reconcile net loss to net cash used
in operating activities:

Amortization of debt discount	12,732	-	13,656

Non-Cash interest expense	8,068	-	8,068

Increase/(decrease) in accounts payable	(10,804)	(66,150)	3,740

Increase/(decrease) in accrued liabilities-related party	35,000	110,972	367,449

Contributions for capital expenses	-	-	8,026

Issuance of common stock for expenses	-	-	4,396

Net cash used in operating activities	(30,000)	-	(64,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issued			22,500
Convertible note payable	30,000	-	42,000

Net cash provided by financing activities	30,000	-	64,500

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$-	$-	$-

Debt settled for equity	$-	$-	$124,508

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

NOTE 2 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2012. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE D of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3 - RELATED PARTY PAYABLE

During the previous periods, a shareholder loaned funds to the Company to cover operating expenses. The note is non-interest bearing, due and payable on demand. The amount payable to the shareholder as of September 30, 2012 was $242,940 and December 31, 2011 was $207,940. Interest is being imputed at the rate of 5% per annum and is charged to Additional Paid in Capital.

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

NOTE 5 - CHANGE IN OWNERSHIP

On July 31, 2012, pursuant to a purchase agreement (the "Purchase Agreement") among Crowther Holdings LTD, a Turks and Caicos Islands company ("Crowther"), and the principal stockholder of the Company, Settex PLC, a United Kingdom company ("Settex"), and Zentar Securities Ltd., a Swiss company ("Zentar" and together with "Settex", the "Purchasers" and each a "Purchaser"), Crowther sold an aggregate of 848,391 shares of common stock, par value $0.001 per share ("Common Stock"), of the Company (the "Purchased Shares") to the Purchasers in the amounts set forth in Annex 1.1(b)(1) of the Purchase Agreement. The Purchase Agreement also provides for the transfer of certain outstanding unsecured non-interest bearing loans made between December 2007 and June 2011 by Crowther to the Company in the aggregate principle amount of $207,940 (the "Related Party Loans") to the Purchasers in the amounts listed on Annex 1.1(b)(1) to the Purchase Agreement. The Purchased Shares are subject to a registration agreement that provides that the Purchased Shares shall not be publicly sold unless and until (i) a registration statement filed with the SEC covering such Purchased Shares is effective; (ii) the SEC provides a "no action" letter which indicates that registration prior to resale is not required based upon an available exemption, or (iii) there is a finding by a United States District Court having original jurisdiction or a state court having concurrent jurisdiction regarding the Securities Act of 1933, as amended (the "Securities Act"), to the effect that the Purchased Shares can be resold without registration under the Securities Act.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any such statements to reflect events that occur or circumstances that exist after the date which they are made, except as required by federal securities and any other applicable law.

Plan of Operation

The Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry, and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management has had any material discussions with any other company with respect to any acquisition of that company.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining its good standing or to the payment of its Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or investigating any potential business venture, which the Company currently estimates to be $70,000. These funds may be advanced by management or principal stockholders as loans to the Company although there is no agreement that management or anyone else will advance these funds. Because the Company has not determined any business or industry in which its operations will be commenced it is impossible to predict the amount of any financing needed to acquire and operate any such business. When and if a business will be commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability, and if and when any potential acquisition may become available to the Company at acceptable terms. We currently estimate costs associated with reviewing a potential business venture which would be mainly for due diligence, be between $5,000 and $25,000. These funds will either be required to be loaned by management or principal stockholders or raised in private offerings. The Company cannot assure you that it can raise these funds from any source, if needed.

Results of Operations

The Company had no revenues for the three months ended September 30, 2012, and 2011, and the Company incurred net losses of $33,326 and $10,406, respectively. The loss for the three months ended September 30,2012 is attributable to the timing of professional services and in part to interest on debt, while the loss for the three months ended September 30, 2011 is primarily as a result of legal and accounting expenses.

The Company had no revenues for the nine months ended September 30, 2012, and 2011, and the Company incurred net losses of $74,996 and $44,822, respectively. The loss for the nine months ended September 30, 2012 is attributable to the timing of professional services and in part to interest on debt, while the loss for the nine months ended September 30, 2011 is primarily as a result of legal and accounting expenses.

The Company has generated no profit since inception. Cumulative losses total $469,835 since the Company's inception on August 18, 1998. Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

At September 30, 2012, the Company had no cash resources.

Off-balance sheet arrangements

We had no off balance sheet arrangements as of the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by item 10 of Regulation S-K (a "Smaller Reporting Company"), is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no Changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect.

PART II - OTHER INFORMATION

Item I. Legal Proceedings.

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

Item lA. Risk Factors

A Smaller Reporting Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31	Certification of Paul Gravatt. the Company's CEO, Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Paul Gravatt pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

MICROSMART DEVICES, INC.

Dated: November 21, 2012	By: /s/ Paul Gravatt Paul Gravatt President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Gravatt certify that:

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

b Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

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
Dated: November 21, 2012	By: /s/ Paul Gravatt Paul Gravatt President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microsmart Devices, Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Gravatt, President, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.
Dated: November 21, 2012	By: /s/ Paul Gravatt Paul Gravatt President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)